Form 10-Q
period 2011-08-31
BAHAMAS CONCIERGE, INC.
filed 2011-11-04
CIK 1526759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-176048

BAHAMAS CONCIERGE, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0724671
(State of incorporation)	(I.R.S. Employer Identification No.)

Olde Town Mall

11148 Sandyport

Nassau, Bahamas

 (Address of principal executive offices)

Phone:  (242) 433-9156

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel, LLP

3033 Fifth Ave. Suite 400

San Diego, CA 92103

Telephone (619) 546-6100

Facsimile (619) 546-6060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  X . No      .

As of November 1, 2011, there were 4,500,000 shares of the registrant’s $.001 par value Common Stock issued and outstanding.

BAHAMAS CONCIERGE, INC.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Bahamas Concierge, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "BCI" refers to Bahamas Concierge, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Bahamas Concierge, Inc.

(A Development Stage Company)

Financial Statements

For the Period Ended August 31, 2011

(unaudited)

Balance Sheets

4

Statements of Operations

5

Statements of Cash Flows

6

Notes to the Financial Statements

7

Bahamas Concierge, Inc.

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

(unaudited)

	August 31, 2011 $	May 31, 2011 $

ASSETS

Cash	7,625	823

Total Assets	7,625	823

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	8,978	134
Notes payable	42,500	17,500

Total Liabilities	51,478	17,634

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 290,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 4,500,000 common shares	4,500	4,500

Additional paid-in capital	(4,500)	(4,500)

Accumulated deficit during the development stage	(43,853)	(16,811)

Total Stockholders’ Deficit	(43,853)	(16,811)

Total Liabilities and Stockholders’ Deficit	7,625	823

(The accompanying notes are an integral part of these financial statements)

Bahamas Concierge, Inc.

(A Development Stage Company)

Statement of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended August 31, 2011 $	Accumulated from May 2, 2011 (date of inception) to August 31, 2011 $

Revenues	–	–

Operating Expenses

General and administrative	3,948	9,625
Management fees	3,000	4,000
Professional fees	19,250	29,250

Total Operating Expenses	26,198	42,875

Loss from operations	(26,198)	(42,875)

Other Expense

Interest expense	(844)	(978)

Total other expense	(844)	(978)

Net Loss	(27,042)	(43,853)
Net Loss per Share – Basic and Diluted	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	4,500,000

(The accompanying notes are an integral part of these financial statements)

Bahamas Concierge, Inc.

(A Development Stage Company)

Statement of Cashflows

(Expressed in US dollars)

(unaudited)

	For the three months ended August 31, 2011 $	Accumulated from May 2, 2011 (date of inception) to August 31, 2011 $

Operating Activities

Net loss for the period	(27,042)	(43,853)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	8,844	8,978

Net Cash Used In Operating Activities	(18,198)	(34,875)

Financing Activities

Proceeds from note payable	25,000	42,500

Net Cash Provided by Financing Activities	25,000	42,500

Increase in Cash	6,802	7,625

Cash – Beginning of Period	823	–

Cash – End of Period	7,625	7,625

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities

Shares issued to founders	–	4,500

(The accompanying notes are an integral part of these financial statements)

Bahamas Concierge, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Bahamas Concierge, Inc. (the “Company”) was incorporated in the State of Nevada on May 2, 2011. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of August 31, 2011, the Company has not recognized any revenue, and has an accumulated deficit of $43,853. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is May 31.

b)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Bahamas Concierge, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

f)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, and accounts payable and accrued liabilities.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of August 31, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

h)

Recent Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption of this standard did not have a significant impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Notes Payable

As at August 31, 2011, the Company owed $42,500 (May 31, 2011 - $17,500) of notes payable to a non-related party.  Under the terms of the notes, the amounts owing are unsecured, bears interest at 10% per annum, and are due on demand.  As at August 31, 2011, the Company recorded $978 (May 31, 2011 - $134) of accrued interest relating to the notes payable, and the amount has been recorded in accounts payable and accrued liabilities.

Bahamas Concierge, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

4.

Related Party Transactions

During the period ended August 31, 2011, the Company incurred management fees of $3,000 (August 31, 2010 - $nil) to the President and Director of the Company.

5.

Subsequent Event

On October 26, 2011, the Company entered into a promissory note agreement with an unrelated party for proceeds of $20,000.  Under the terms of the promissory note, the amount owing is unsecured, bears interest at 10% per annum, and due on demand upon ten days written notice from the note holder.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	August 31, 2011 $	May 31, 2011 $
Current Assets	7,625	823
Current Liabilities	51,478	17,634
Working Capital (Deficit)	(43,853)	(16,811)

Cash Flows

	Three months ended August 31, 2011 $	Period from May 2, 2011 (date of inception) to August 31, 2011 $
Cash Flows from (used in) Operating Activities	(18,198)	(34,875)
Cash Flows from (used in) Financing Activities	25,000	42,500
Net Increase (decrease) in Cash During Period	6,802	7,625

Operating Revenues

From our inception on May 2, 2011 to August 31, 2011, we did not have any operating revenues.

Operating Expenses and Net Loss

During the three months ended August 31, 2011, we recorded operating expenses and net loss of $26,198 comprised of $3,948 in general and administrative expenses, $3,000 in management fees to our President and Director who is compensated at a rate of $1,000 per month, and $19,250 of professional fees relating to accounting, audit, and legal services with respect to the Company’s SEC registration process.

Liquidity and Capital Resources

As at August 31, 2011, the Company had a cash balance and total assets of $7,625 compared with $823 as at May 31, 2011. The increase in cash and total assets were attributed to additional financing from notes payable received during the three month period ended August 31, 2011 for general operating costs.

As at August 31, 2011, the Company had total liabilities of $51,478 compared with $17,634 as at May 31, 2011. The increase in liabilities was attributed to an additional $25,000 of notes payable which were unsecured, due interest at 10% per annum, and due on demand, as well as an increase in accounts payable and accrued liabilities of $8,844 due to timing differences with payment of expenditures and accrual of interest expense on the outstanding notes payable.

As at August 31, 2011, the Company had a working capital deficit of $43,853 compared with a working capital deficit of $16,811 as at August 31, 2010.  The increase in working capital deficit was attributed to use of cash flow for general operating expenditures which were financed by the issuance of notes payable.

Cashflow from Operating Activities

During the period ended August 31, 2011, the Company used $18,198 of cash for operating activities compared to the use of $16,677 of cash for operating activities during the period ended May 31, 2011. The increase in cash for operating activities was due to expenditures incurred on the receipt of $25,000 in notes payable during the period which paid for outstanding overhead and professional fees relating to the Company’s SEC registration process.

Cashflow from Financing Activities

During the period ended August 31, 2011, the Company received $25,000 of cash from financing activities compared to $17,500 for the period ended May 31, 2011.  During the period, the Company received $25,000 in a note payable, which is unsecured, due interest at 10% per annum, and due on demand.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09 (“ASU No. 2010-09”), “Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The Company’s adoption of provisions of ASU No. 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of August 31, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

None, other than as previously reported.

2.

Subsequent Issuances:

None, other than as previously reported.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

On October 12, 2011, the Company issued an Unsecured Promissory Note, in the principal amount of five thousand dollars ($5,000) to Clear View Capital, Inc. to evidence funds previously loaned by Clear View Capital, Inc. to the Company. The five thousand dollar ($5,000) principal amount underlying the Promissory Note was loaned to the Company on July 1, 2011, accrues interest at the rate of ten percent (10%) per annum and is due and payable on demand upon 10 days written notice from Clear View Capital, Inc. The Company made the offer and sale in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as it was a transaction by an issuer not involving a public offering and/or Rule 903 of Regulation S, on the basis that the investor was not a “U.S. person” as defined in Regulation S and was not acquiring the shares for the account or benefit of a U.S. person. No commission was paid in connection with the sale of the promissory note.

On October 12, 2011, the Company issued an Unsecured Promissory Note, in the principal amount of twenty thousand dollars ($20,000) to Clear View Capital, Inc. to evidence funds previously loaned by Clear View Capital, Inc. to the Company. The twenty thousand dollar ($20,000) principal amount underlying the Promissory Note was loaned to the Company on July 5, 2011, accrues interest at the rate of ten percent (10%) per annum and is due and payable on demand upon 10 days written notice from Clear View Capital, Inc. The Company made the offer and sale in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as it was a transaction by an issuer not involving a public offering and/or Rule 903 of Regulation S, on the basis that the investor was not a “U.S. person” as defined in Regulation S and was not acquiring the shares for the account or benefit of a U.S. person. No commission was paid in connection with the sale of the promissory note.

On October 26, 2011, the Company issued an Unsecured Promissory Note, in the principal amount of twenty thousand dollars ($20,000) to Clear View Capital, Inc. to evidence funds previously loaned by Clear View Capital, Inc. to the Company. The twenty thousand dollar ($20,000) principal amount underlying the Promissory Note was loaned to the Company on October 24, 2011, accrues interest at the rate of ten percent (10%) per annum and is due and payable on demand upon 10 days written notice from Clear View Capital, Inc. The Company made the offer and sale in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as it was a transaction by an issuer not involving a public offering and/or Rule 903 of Regulation S, on the basis that the investor was not a “U.S. person” as defined in Regulation S and was not acquiring the shares for the account or benefit of a U.S. person. No commission was paid in connection with the sale of the promissory note.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on August 8, 2011 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on August 8, 2011 as part of our Registration Statement on Form S-1.
10.01	Promissory Note between the Company and Clear View Capital Dated May 3, 2011	Filed with the SEC on August 8, 2011 as part of our Registration Statement on Form S-1.
10.02	Management Agreement between the Company and David Williams Dated May 1, 2011	Filed with the SEC on August 8, 2011 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and Clear View Capital Dated October 12, 2011	Filed herewith
10.04	Promissory Note between the Company and Clear View Capital Dated October 12, 2011	Filed herewith
10.05	Promissory Note between the Company and Clear View Capital Dated October 24, 2011	Filed herewith
14.01	Code of Ethics	Filed with the SEC on August 8, 2011 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	To be filed by amendment.
101.SCH*	XBRL Taxonomy Extension Schema Document	To be filed by amendment.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by amendment.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	To be filed by amendment.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by amendment.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by amendment.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAHAMAS CONCIERGE, INC.
Dated: November 4, 2011	/s/ David Williams
By: DAVID WILLIAMS
Its: President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: November 4, 2011	/s/ David Williams
By: David Williams Its: Director