Form 10-Q
period 2012-02-29
BAHAMAS CONCIERGE, INC.
filed 2012-04-16
CIK 1526759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Yes   X  . No      .

As of April 13, 2012, there were 4,500,000 shares of the registrant’s $.001 par value Common Stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Bahamas Concierge, Inc.

(A Development Stage Company)

Condensed Financial Statements

For the Period Ended February 29, 2012

(unaudited)

Condensed Balance Sheets	4
Condensed Statements of Operations	5
Condensed Statements of Cash Flows	6
Notes to the Condensed Financial Statements	7

Bahamas Concierge, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(Expressed in US dollars)

(unaudited)

	February 29, 2012 $	May 31, 2011 $

ASSETS

Cash	61	823

Total Assets	61	823

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	7,099	134
Notes payable	62,500	17,500
Due to related parties	1,000	–

Total Liabilities	70,599	17,634

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–
Common Stock Authorized: 290,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 4,500,000 common shares	4,500	4,500

Additional paid-in capital	(4,500)	(4,500)

Accumulated deficit during the development stage	(70,538)	(16,811)

Total Stockholders’ Deficit	(70,538)	(16,811)

Total Liabilities and Stockholders’ Deficit	61	823

(The accompanying notes are an integral part of these condensed financial statements)

Bahamas Concierge, Inc.

(A Development Stage Company)

Condensed Statement of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended February 29, 2012 $	For the nine months ended February 29, 2012 $	Accumulated from May 2, 2011 (date of inception) to February 29, 2012 $

Revenues	–	–	–

Operating Expenses

General and administrative	386	7,893	13,570
Management fees	3,000	9,000	10,000
Professional fees	8,000	33,750	43,750

Total Operating Expenses	11,386	50,643	67,320

Loss from operations	(11,386)	(50,643)	(67,320)

Other Income (Expense)

Interest expense	(1,558)	(3,834)	(3,968)
Gain on forgiveness of debt	750	750	750

Total other income (expense)	(808)	(3,084)	(3,218)

Net Loss	(12,194)	(53,727)	(70,538)
Net Loss per Share – Basic and Diluted	(0.00)	(0.01)	–
Weighted Average Shares Outstanding – Basic and Diluted	4,500,000	4,500,000	–

(The accompanying notes are an integral part of these condensed financial statements)

Bahamas Concierge, Inc.

(A Development Stage Company)

Condensed Statement of Cashflows

(Expressed in US dollars)

(unaudited)

	For the nine months ended February 29, 2012 $	Accumulated from May 2, 2011 (date of inception) to February 29, 2012 $

Operating Activities

Net loss for the period	(53,727)	(70,538)

Items not affecting cash:
Gain on forgiveness of debt	(750)	(750)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	7,715	7,849
Due to related parties	1,000	1,000

Net Cash Used In Operating Activities	(45,762)	(62,439)

Financing Activities

Proceeds from note payable	45,000	62,500

Net Cash Provided by Financing Activities	45,000	62,500

Increase (decrease) in Cash	(762)	61

Cash – Beginning of Period	823	–

Cash – End of Period	61	61

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities

Shares issued to founders	–	4,500

(The accompanying notes are an integral part of these condensed financial statements)

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

Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 29, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2011 audited financial statements.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of February 29, 2012, the Company has not recognized any revenue, and has an accumulated deficit of $70,538. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.

Summary of Significant Accounting Policies (continued)

c)

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

d)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. No such potentially dilutive shares were outstanding at the end of the period.

e)

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

3.

Notes Payable

As at February 29, 2012, the Company owed $62,500 (May 31, 2011 - $17,500) of notes payable to a non-related party. Under the terms of the notes, the amounts owing are unsecured, bears interest at 10% per annum, and are due on demand. As at February 29, 2012, the Company recorded $3,968 (May 31, 2011 - $134) of accrued interest relating to the notes payable, and the amount has been recorded in accounts payable and accrued liabilities.

4.

Related Party Transactions

a)  During the period ended February 29, 2012, the Company incurred management fees of $9,000 (May 31, 2011 - $nil) to the President and Director of the Company.

b)  As at February 29, 2012, the Company owed $1,000 (May 31, 2011 - $nil) to the President and Director of the Company.

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

RESULTS OF OPERATIONS

Working Capital

	February 29, 2012 $	May 31, 2011 $
Current Assets	61	823
Current Liabilities	70,599	17,634
Working Capital (Deficit)	(70,538)	(16,811)

Cash Flows

	Nine months ended February 29, 2012 $	Period from May 2, 2011 (date of inception) to February 29, 2012 $
Cash Flows from (used in) Operating Activities	(45,762)	(62,439)
Cash Flows from (used in) Financing Activities	45,000	62,500
Net Increase (decrease) in Cash During Period	(762)	61

Operating Revenues

From our inception on May 2, 2011 to February 29, 2012, we did not have any operating revenues.

Operating Expenses and Net Loss

During the nine months ended February 29, 2012, we recorded operating expenses of $50,643 comprised of $7,893 in general and administrative expenses, $9,000 in management fees to our President and Director who is compensated at a rate of $1,000 per month, and $33,750 of professional fees relating to accounting, audit, and legal services with respect to the Company’s SEC registration process.

For the nine months ended February 29, 2012, the Company incurred a net loss of $53,727.  In addition to operating expenses, the Company also incurred interest expense of $3,834 relating to outstanding notes payable which are unsecured, due interest at 10% per annum, and due on demand, and a gain on forgiveness of debt of $750 for professional fees.

Liquidity and Capital Resources

As at February 29, 2012, the Company had total liabilities of $70,599 compared with $17,634 as at May 31, 2011.  The increase in liabilities was attributed to an additional $45,000 of notes payable which were unsecured, due interest at 10% per annum, and due on demand, as well as an increase in accounts payable and accrued liabilities of $6,965 due to timing differences with payment of expenditures and accrual of interest expense on the outstanding notes payable.

As at February 29, 2012, the Company had a working capital deficit of $70,538 compared with a working capital deficit of $16,811 as at May 31, 2011.  The increase in working capital deficit was attributed to use of cash flow for general operating expenditures which were financed by the issuance of notes payable.

Cashflow from Operating Activities

During the nine months ended February 29, 2012, the Company used $45,762 of cash for operating activities compared to the use of $16,677 of cash for operating activities during the period from May 2, 2011 (date of inception) to May 31, 2011. The increase in cash for operating activities was due to expenditures incurred on the receipt of $45,000 in notes payable during the period which paid for outstanding overhead and professional fees relating to the Company’s SEC registration process.

Cashflow from Financing Activities

During the nine months ended February 29, 2012, the Company received $45,000 of cash from financing activities compared to $17,500 for the period from May 2, 2011 (date of inception) to May 31, 2011.  During the period, the Company received $45,000 in a note payable, which is unsecured, due interest at 10% per annum, and due on demand.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of February 29, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on August 4, 2011 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on August 4, 2011 as part of our Registration Statement on Form S-1.
10.01	Management Agreement between the Company and David Williams Dated May 1, 2011	Filed with the SEC on August 4, 2011 as part of our Registration Statement on Form S-1.
10.02	Promissory Note between the Company and Clear View Capital Dated May 3, 2011	Filed with the SEC on August 4, 2011 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and Clear View Capital Dated October 12, 2011	Filed with the SEC on November 4, 2011 as part of our Quarterly Report on Form 10-Q.
10.04	Promissory Note between the Company and Clear View Capital Dated October 12, 2011	Filed with the SEC on November 4, 2011 as part of our Quarterly Report on Form 10-Q.
10.05	Promissory Note between the Company and Clear View Capital Dated October 26, 2011	Filed with the SEC on November 4, 2011 as part of our Quarterly Report on Form 10-Q.
14.01	Code of Ethics	Filed with the SEC on August 4, 2011 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

BAHAMAS CONCIERGE, INC.

Dated: April 16, 2012	/s/ David Williams
By: DAVID WILLIAMS
Its: President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: April 16, 2012	/s/ David Williams
By: David Williams Its: Director