Form 10-K
period 2012-05-31
BAHAMAS CONCIERGE, INC.
filed 2012-09-06
CIK 1526759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X  ..ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

      ..TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-176048

BAHAMAS CONCIERGE, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0724671
(State of incorporation)	(I.R.S. Employer Identification No.)

Olde Town Mall

11148 Sandyport

Nassau, Bahamas

 (Address of principal executive offices)

Phone:  (242) 433-9156

(Registrant’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No  X  ..

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No  X  ..

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  . No      ..

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X  . No      ..

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ..

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	..	Accelerated filer	..
Non-accelerated filer	.. (Do not check if a smaller reporting company)	Smaller reporting company	X ..

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No      ...

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 31, 2012 was $NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is not currently traded in the over-the-counter market.

As of August 31, 2012 there were 4,500,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

The availability and adequacy of our cash flow to meet our requirements;

Economic, competitive, demographic, business and other conditions in our local and regional markets;

Changes or developments in laws, regulations or taxes in our industry;

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

Competition in our industry;

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

Changes in our business strategy, capital improvements or development plans;

The availability of additional capital to support capital improvements and development; and

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “we”, “us” and “our” are references to Harbor Island Development Corp.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.

BUSINESS

Company Overview

Bahamas Concierge, Inc. was in incorporated in the state of Nevada on May 2, 2011. Headquartered in Nassau, Bahamas, we plan on becoming a full-service concierge company for the Bahamas. We intend to offer a wide array of concierge services to our clients, thereby hoping to reach a wider range of clients. Initially, we intend to market our services to the following three sectors: (i) tourists, (ii) business travelers, and (iii) local island residents. We will offer different pricing structures for each of the sectors, and we will focus on marketing different services to each sector as we believe their requests and needs will be different. We intend to charge a monthly subscription price for the local island residents and long-term tourists using our services, and charge business travelers and short-term vacationers on a per-transaction basis.

As requests for concierge services become more popular, our goal is to become a leading provider of concierge services. We would like to highlight everything that the Bahamas has to offer, whether offering our services to local permanent residents or visitors that are only in town for a couple of days.  We believe that the key factors that will enable us to effectively grow in the concierge industry will be our intended competitive pricing on services offered, our customer service, our marketing strategies and the training and quality control of all future employees that may represent our Company. We believe that the first year of our operations will be devoted to the further development of our business and to the sale and marketing of our services, including researching and establishing a network of vendors, designing and developing our website, and advertising our services in order to reach our target market.

We intend to develop a relationship with third-party vendors in the Bahamas in order to assist and facilitate in providing our services. As a result, our prices will be affected by the prices our vendors charge us. Clients will book various services through us, and once a client uses a third party vendor for any service we offer, we receive a fee for referring that client. We will structure our pricing so that we will negotiate deals with the third party vendors in order to offer to our subscription clients. Local island residents and long-term tourists can pay a monthly subscription price which will give them: (i) access to our exclusive pricing deals pre-negotiated with the vendors, (ii) an absence of extra surcharges that some vendors may charge to other clients, and (iii) a one-stop place where they can schedule all of their travel and/or daily needs without making multiple phone calls or visiting multiple locations. Once we have generated substantial revenues, we may decide to pre-purchase service packages up front to be offered to our clients; however, we have no such present intention to do so.

Mission

Our mission is to offer our concierge services in such a way that exceeds every customer’s expectations.  By treating every client with the utmost level of respect and catering to all of their needs, we hope to form a relationship with our clients whereby they consider our services a necessity rather than a luxury. It is our belief that by forming these relationships, we will retain a loyal clientele base, ensuring not only repeat clients, but also receiving word of mouth referrals throughout the Bahamas and via Internet reviews.

Current Operations

Since inception, our operations have consisted of the organization of our business and the formulation of a business model based upon the services we plan to offer. To date, we have conducted market research to determine whether our business plan can become a viable and profitable business as we move forward. We have incorporated Bahamas Concierge, Inc. under the laws of the State of Nevada, and written an extensive business plan in which we have mapped out all of the services that we will offer our clients. In order to market our concierge services, we need to decide which particular services our Company will provide to our clients; including, but not limited to, travel arrangements, party planning, cleaning services, shopping, business services, running errands and reservations. The full scope of the services we intend to offer is mapped out in our ‘Products and Services’ section herein. In this early development stage, we have also begun initial talks with vendors in order to provide our clients with exceptional service. Additionally, we have purchased a website domain, and we have begun the design and development of our website, which we will use to brand our Company and inform potential clients of our services; however, we do not intend to complete the design and development of our website until this Offering is completed.

Products and Services

Our goal is to become a full service concierge Company, offering services to clients in the tourist, business and residential sectors. We have researched and developed a comprehensive list of services that we intend to offer our clients. However, we intend to be extremely flexible, as we understand that every client’s requests may be different. As client’s needs may differ, we intend to use our list of services offered as a guideline for clients to work from, but we will not limit the services we offer to those presented on our list.

We plan to separate the services we offer into two main categories: personal concierge services and VIP services.  While each client will receive premium customer service and the same attention to every detail, each category will include different services, which will be marketed to different sectors. We also plan to price our services in two separate ways. For most residents of the Bahamas, or for tourists staying enjoying an extended vacation in the Bahamas, we will charge a monthly fee for our services. All other services that we provide will be charged on a per-service basis. We intend to work closely with clients and vendors to decide which pricing scheme will be best for our clients.

As we do not intend to offer any services directly, in order to provide our proposed services we will have to develop a strong network of vendors and business owners with which to work closely with. All of the services that we offer to our clients will ultimately depend on third-party vendors that have the resources to provide the services. We will need to place full trust in our vendors, thus we intend to seek out and meet with each third-party vendor prior to their providing any services to our clients.

Our personal concierge services will include a wide array of services to be offered to all of our target market sectors. These services will include, but not be limited to:

Errand services –

•

Car washing and detailing service requests

•

Dry cleaning and laundry services

•

Messenger services

•

Personal shopping services

Event Planning –

•

Destination wedding planning for tourists

•

Business mixer and corporate seminar arrangement

•

Event management services

•

Personal theme parties

•

Special event planning

•

Vendor management and sourcing

Ground Transportation –

•

Airport transfers

•

Meet and greet services

•

Point-to-point transfers

•

Rental car drop off

Island Excursions –

•

Day and overnight trips to one of the twenty nine islands in the Bahamas

•

Yacht trips

•

Snorkeling and SCUBA diving

Personal Assistant Services –

•

Full calendar maintenance

•

Scheduling appointments

Reservations –

•

Movies

•

Museums

•

Restaurants

•

Sporting Events

•

Special Events

•

Theatre

•

Tours

Staffing –

•

Babysitters/day care

•

Bartenders

•

Butlers

•

Personal chefs

•

Security personnel

Travel Arrangements –

•

Accommodations

•

Airline tickets

•

Destination information/research

•

Itinerary planning

•

Rental cars

Our VIP services will encompass luxury services that tend to be more expensive than the personal concierge services that we offer. We will advertise and market our VIP services as completely personalized packages that include a taste of some of the luxuries that the Bahamas have to offer. A normal VIP package might include:

•

Airport pickup/drop off

•

Chauffeured car services

•

Hotel reservations

•

High end restaurant reservations

•

Yacht tours

•

Private airplane charters

•

Golf reservations

Plan of Operations

The first step in providing our concierge services to the general public is our networking.  Our sole officer and director, Mr. Dave Williams, has done extensive research to come up with a list of services that he feels the Company will be able to offer; however, currently there have been no agreements or arrangements with third party vendors to allow us to provide the services that we offer.  Within 2-4 months after we obtain a Notice of Effectiveness of this Offering, Mr. Williams intends to spend a significant portion of his time seeking out relevant vendors to create a network of affiliates and partnerships, who will provide the services that we are offering our clients.  Although initially, Mr. Williams will be the first point of contact, it will be our network of vendors that will represent our Company on a day-to-day basis. As we will be using the third party vendors for a majority of the services we offer, Mr. Williams intends to make sure that the Company is using the right vendors for each job.

We may face obstacles when creating a network of third-party vendors as some vendors, especially, hotels and resorts may already offer their own concierge services, and upon initiating our operations, we will be competing with the foregoing.  Additionally, some vendors may have exclusive commitments with other parties, which may prevent us from offering that particular vendor’s services to a client. We intend to differentiate ourselves by offering a much more personalized service.  We intend to act as a personal concierge or executive assistant throughout the duration of a trip or as often as needed for local clients. We hope that third party vendors will want to affiliate with us because of the clients we will bring to them.

We feel that by developing excellent customer service and a strong network of local vendors, we will begin branding our Company in such a way that our clients understand that we are more than simply a service provider. They will come to realize that without us their vacation, business trip or otherwise will seem lackluster.   Accordingly, it is important that we brand our Company in a way that reflects the Company in a positive and accurate way. Thus, we intend to brand our Company in a way that exudes elegance and quality.

Once the branding of our Company is complete, we will then start marketing our services throughout the Bahamas and on the Internet. The marketing of our Company will be the most important step in generating revenue.  Our full marketing plan is mapped out in the section below entitled ‘Marketing Strategy.’

Marketing Strategy

In order to reach all three of our target market sectors: tourists, business travelers and residents, we intend to focus our marketing efforts on our Internet presence and print media advertising.  We feel that a strong Internet presence is necessary for our Company to reach a wide range of new potential clients, yet print media will allow us to market our services on a local level.

We intend to hire a professional search engine optimization (“SEO”) firm to enhance our Internet presence. SEO is the process of improving the visibility of a website in search engines via the un-paid search results. The majority of website traffic is driven by major commercial search engines such as Google®, Bing® and Yahoo!®. If our site cannot be found by search engines or if our content is not put into their databases, we will miss out on the incredible opportunities available to websites provided via search. We believe that in today’s world it is necessary to hire a firm to help our business increase exposure on major search engines and portals. Proper SEO can help us to start connecting with the millions of people everyday who use search engines to look for the types of services that we intend to provide. When anyone searches on the Internet for concierge services in the Bahamas, we would like our website to be among the first that people see.

Based on our initial research, a company of our planned size can expect to pay anywhere from $5,000 to $30,000 for proper SEO. If we are able to raise the maximum amount of funds through this Offering, we plan to allocate $2,500 per month, for a period of twelve months, to pay an SEO firm. We believe that twelve months of professional SEO could get our website visible to a large audience of potential paying clients.

We plan to initiate online advertising through large search engines publishers. Such companies have developed advertising programs known as cost-per click advertising, whereby an advertiser is only charged when their ad is actually clicked on. Advertising with these online companies will allow us to place keyword specific advertisements targeted to the market we are seeking to reach. At a relatively little cost, we will be able to develop an online marketing presence that reaches our target market and we will only have to pay when people with genuine interest in our products click on our ads.

Along with word of mouth, SEO and Internet advertising, we intend to use traditional print media advertising. We plan to produce informational business cards, fliers and posters, which we will hand out throughout the Bahamas.

Growth Strategy

We intend to grow our Company by developing a loyal clientele base, expanding strategic alliances with third-party vendors, and broadening the scope of services that we can offer clients. The key elements of our growth strategy are as follows:

We plan to obtain our first clients within 2-4 months after we obtain a Notice of Effectiveness of this Offering, and then we anticipate receiving additional clients through word of mouth and Internet-based referrals. We plan to aggressively build brand recognition nationally and internationally through print media and networking within the Bahamas. Via SEO and Internet advertising, we intend to rapidly expand our internet presence.

Once we have multiple residential clients, as well as incoming tourist and corporate employee requests, we plan to hire our first employee to help coordinate all scheduling, and to perform some of the personal concierge services that we intend to offer. Before the end of our first year of operations, we intend to have three full-time employees.

Competition

According to The Encyclopedia of the Nations, sixty percent of the Bahamas gross domestic product (GDP) comes via the tourist industry, and fifty percent of the workforce in the Bahamas is catered to the tourist industry. Because of this, we will compete with other concierge companies, tourist companies, central reservation service providers and conventional and electronic publishers of reservation services. The market for our planned services is increasingly and intensely competitive. We compete with both established and emerging online and traditional sellers of concierge services. Some of our competitors, particularly travel suppliers such as cruise lines, airlines and hotels, may offer products and services on more favorable terms, including lower prices, no fees or unique access to proprietary loyalty programs, such as points and miles. Many of our competitors, such as cruise lines, airlines and hotels, have been steadily focusing on increasing their concierge services to better provide their clients with luxury services. Competing companies in our target market include, but are not limited to, Island Concierge Limited, Celebrity Transfers & Concierge Services Bahamas, Platinum Pineapple, and Le Concierge Bahamas, may have greater experience, brand name recognition and financial resources than us.

Bahamas Concierge, Inc. will address these issues by positioning itself as a premier concierge company, offering tourists, corporate employees and residents of the Bahamas an exceptionally high level of service. We understand that customer service is highly valued and cannot be discounted, reduced or otherwise disregarded.

Employees/Consultants

As of the date of this filing, the Company has no full time employees. We currently rely on our sole officer and director, Dave Williams, to manage all aspects of our business. Mr. Williams currently devotes 20 – 30 hours per week to our Company.  We intend to add staff as the Company grows. Any such additions will be made at the judgment of Management to meet the Company's then current needs. We also intend to maintain a large network of subcontracted vendors that will be paid on a per job basis. We feel that our relationships with independently contracted vendors will be one our keys to success.

Employees

We have 1 employee, David Williams.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

We do not own any real estate. We currently utilize a corporate office center located at Olde Town Mall, 11148 Sandyport, Nassau, Bahamas, which costs approximately $90 per month, and additional costs are billed depending on our usage of the corporate office center. As of the date of this filing, we have not sought to move or change our office site. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property.

ITEM 3.

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.

MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No Public Market for Common Stock

There is currently no public trading market for our Common Stock and no such market may ever develop. While we intend to seek and obtain quotation of our Common Stock for trading on the OTC Bulletin Board (“OTCBB”), there is no assurance that our application will be approved. An application for quotation on the OTC Bulletin Board must be submitted by one or more market makers who: 1) are approved by the Financial Industry Regulatory Authority ("FINRA"), 2) who agree to sponsor the security, and 3) who demonstrate compliance with SEC Rule 15(c)2-11 before initiating a quote in a security on the OTC Bulletin Board. In order for a security to be eligible for quotation by a market maker on the OTC Bulletin Board, the security must be registered with the SEC and the company must be current in its required filings with the SEC. There are no listing requirements for the OTC Bulletin Board and accordingly no financial or minimum bid price requirements. We intend to cause a market maker to submit an application for quotation to the OTC Bulletin Board upon the effectiveness of this registration statement of which this prospectus forms a part. However, we can provide no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize.

Rule 144

All of the presently outstanding shares of our Common Stock are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. Pursuant to Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files Form 10 information with the SEC, during which time the issuer must remain current in its filing obligations, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or a company that was at anytime previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, we are classified as a “shell company” under Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. As such, all restricted securities presently held by the founders of our company may not be resold in reliance on Rule 144 until: (1) we file Form 10 information with the SEC when we cease to be a “shell company”; (2) we have filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time we file the current Form 10 type information with the SEC reflecting our status as an entity that is not a shell company. See also the factor entitled Shareholders who hold unregistered shares of our Common Stock are subject to resale restrictions pursuant to Rule 144, due to our status as a “shell company,” above.

Record Holders

As of August 31, 2012, an aggregate of 4,500,000 shares of our Common Stock were issued and outstanding and were owned by approximately 1 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than as previously disclosed, none.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

	May 31, 2012 $	May 31, 2011 $
Current Assets	6,536	823
Current Liabilities	131,785	17,634
Working Capital (Deficit)	(125,249)	(16,811)

Cash Flows

	Year ended May 31, 2012 $	Year ended May 31, 2011 $
Cash Flows from (used in) Operating Activities	(68,287)	(16,677)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from Financing Activities	70,000	17,500
Net Increase in Cash during period	1,713	823

Operating Revenues

During the period from May 2, 2011 (date of inception) to May 31, 2012, the Company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the year ended May 31, 2012 was $103,422 compared with $16,677 for the year ended May 31, 2011. The increase in operating expenses was attributed to the fact that the current year encompassed an entire fiscal year whereas the prior year only included the period from May 2, 2011 (date of inception) to May 31, 2011.  Included in the overall increase was $66,250 for professional fees relating to accounting, audit, and legal expenses with respect to the Company’s SEC registration process and subsequent SEC filings upon receiving their notice of effectiveness.  Furthermore, there was an $11,000 increase in management fees as the President and Director of the Company earned $1,000 per month for the entire year compared to only $1,000 for one month of operations in fiscal 2011, and an increase of $9,495 in general and administrative expenses for day-to-day operating costs.

Net loss for the year ended May 31, 2012 was $108,438 compared with $16,811 for the year ended May 31, 2011.  In addition to operating losses, the Company incurred $5,766 of interest expense during the year ended May 31, 2012 for interest incurred on $87,500 of note payable which is unsecured, due interest at 10% per annum, and due on demand compared to only $134 of interest expense during the year ended May 31, 2011 as the Company only had $17,500 in outstanding notes payable bearing interest at 10% per annum for only a partial year.

For the year ended May 31, 2012, the Company has incurred a net loss per share of $0.02 compared with $nil for the year ended May 31, 2011.

Liquidity and Capital Resources

As at May 31, 2012, the Company’s cash balance was $2,536 and total assets was $6,536 compared to a cash and total asset balance of $823 as at May 31, 2011.  The increase in cash and total assets due to the fact that the Company received $70,000 in financing from the issuance of notes payable which was used for operating costs, as well as a prepayment of $4,000 in management fees to the President and Director of the Company.

As at May 31, 2012, the Company had total liabilities of $131,785 compared with total liabilities of $17,634 at May 31, 2011.  The increase in total liabilities was attributed to an increase of $70,000 in notes payable for new note issuances during the year, increase of $42,401 in accounts payable and accrued liabilities for day-to-day expenditures incurred for which the Company has insufficient cash amounts to repay, and an increase of $1,750 due to the President and Director of the Company for expenses incurred on behalf of the Company.

As at May 31, 2012, the Company had a working capital deficit of $125,249 compared with a working capital deficit of $16,811 as at May 31, 2011.  The increase in working capital deficit is due to the fact that the Company received $70,000 in financing proceeds from the issuance of notes payable which were used to repay operating costs incurred by the Company.

Cashflow from Operating Activities

During the year ended May 31, 2012, the Company incurred $68,287 of cash for operating activities compared with $16,677 for the year ended May 31, 2011.  The increase in the cash used for operating activities was attributed to the fact that the current year comprised an entire fiscal year whereas the prior year only included the period from May 2, 2011 (date of inception) to May 31, 2011.  Furthermore, the Company received $70,000 in proceeds from notes payable which were used to finance the Company’s SEC registration and operating costs during the year.

Cashflow from Investing Activities

From May 2, 2011 (date of inception) to May 31, 2012, the Company did not incur any investing activities.

Cashflow from Financing Activities

During the year ended May 31, 2012, the Company received $70,000 of cash from financing activities in the form of notes payable which were unsecured, bears interest at 10% per annum, and is due on demand.  During the year ended May 31, 2011, the Company received $17,500 in cash from financing activities related to the issuance of a note payable which was unsecured, due interest at 10% per annum, and due on demand.

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

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Bahamas Concierge, Inc.

(A Development Stage Company)

Financial Statements

For the Years Ended May 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bahamas Concierge, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Bahamas Concierge, Inc., as of May 31, 2012, and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the accumulated period from  inception (May 2, 2011) through May 31, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Bahamas Concierge, Inc., as of May 31, 2012 and 2011, and the results of their operations and cash flows for the years then ended and for the accumulated period from  inception (May 2, 2011) through May 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had accumulated losses of $125,249 as of May 31, 2012, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Farmington, UT

August 31, 2012

Bahamas Concierge, Inc.

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

	May 31, 2012 $	May 31, 2011 $

ASSETS

Cash	2,536	823
Prepaid expenses and deposits	4,000	–

Total Assets	6,536	823

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	42,535	134
Notes payable	87,500	17,500
Due to related parties	1,750	–

Total Liabilities	131,785	17,634

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 290,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 4,500,000 common shares	4,500	4,500

Additional paid-in capital	(4,500)	(4,500)

Accumulated deficit during the development stage	(125,249)	(16,811)

Total Stockholders’ Deficit	(125,249)	(16,811)

Total Liabilities and Stockholders’ Deficit	6,536	823

Bahamas Concierge, Inc.

(A Development Stage Company)

Statement of Operations

(Expressed in US dollars)

	For the year ended May 31, 2012 $	For the period from May 2, 2011 (date of inception) to May 31, 2011 $	Accumulated from May 2, 2011 (date of inception) to May 31, 2012 $

Revenues	–	–	–

Operating Expenses

General and administrative	15,172	5,677	20,849
Management fees	12,000	1,000	13,000
Professional fees	76,250	10,000	86,250

Total Operating Expenses	103,422	16,677	120,099

Loss from operations	(103,422)	(16,677)	(120,099)

Other Income (Expense)

Gain on forgiveness of liabilities	750	-	750
Interest expense	(5,766)	(134)	(5,899)

Total other expense	(5,016)	(134)	(5,149)

Net Loss	(108,438)	(16,811)	(125,249)
Net Loss per Share – Basic and Diluted	(0.02)	–
Weighted Average Shares Outstanding – Basic and Diluted	4,500,000	4,500,000

Bahamas Concierge, Inc.

(A Development Stage Company)

Statement of Stockholders’ Deficit

From May 2, 2011 (Date of Inception) to May 31, 2012

	Common Stock		Additional
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Total
	#	$	$	$	$

Balance – May 2, 2011 (Date of Inception)	–	–	–	–	–

Issuance of founders’ shares	4,500,000	4,500	(4,500)	–	–

Net loss for the period	–	–	–	(16,811)	(16,811)

Balance – May 31, 2011	4,500,000	4,500	(4,500)	(16,811)	(16,811)

Net loss for the year	–	–	–	(108,438)	(108,438)

Balance – May 31, 2012	4,500,000	4,500	(4,500)	(125,249)	(125,249)

Bahamas Concierge, Inc.

(A Development Stage Company)

Statement of Cashflows

(Expressed in US dollars)

	For the year ended May 31, 2012 $	For the Period from May 2, 2011 (date of inception) to May 31, 2011 $	Accumulated from May 2, 2011 (date of inception) to May 31, 2012 $

Operating Activities

Net loss	(108,438)	(16,811)	(125,249)

Items not affecting cash:
Gain on forgiveness of liabilities	(750)	–	(750)

Changes in operating assets and liabilities:

Prepaid expenses	(4,000)	–	(4,000)
Accounts payable and accrued liabilities	43,151	134	43,285
Due to related parties	1,750	–	1,750

Net Cash Used In Operating Activities	(68,287)	(16,677)	(84,964)

Financing Activities

Proceeds from note payable	70,000	17,500	87,500

Net Cash Provided by Financing Activities	70,000	17,500	87,500

Increase in Cash	1,713	823	2,536

Cash – Beginning of Period	823	–	–

Cash – End of Period	2,536	823	2,536

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Shares issued to founders	–	4,500	4,500

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of May 31, 2012, the Company has not recognized any revenue, has a working capital deficit of $125,249 and an accumulated deficit of $125,249. The continuation of the Company as a going concern is dependent upon the continuedfinancial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at May 31, 2012 and 2011, the Company did not have any potentially dilutive shares.

Bahamas Concierge, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

e)

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

The Company’s financial instruments consist principally of cash, and accounts payable and accrued liabilities, and current notes payable.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of May 31, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

Notes Payable

a)

On May 31, 2011, the Company issued a $17,500 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at May 31, 2012, the Company recorded accrued interest of $1,889 (2011 - $134), which has been recorded as accrued liabilities.

Bahamas Concierge, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

3.

Notes Payable (continued)

b)

On July 1, 2011, the Company issued a $5,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at May 31, 2012, the Company recorded accrued interest of $460 (2011 - $nil), which has been recorded as accrued liabilities.

c)

On July 5, 2011, the Company issued a $20,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at May 31, 2012, the Company recorded accrued interest of $1,819 (2011 - $nil), which has been recorded as accrued liabilities.

d)

On September 24, 2011, the Company issued a $20,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at May 31, 2012, the Company recorded accrued interest of $1,376 (2011 - $nil), which has been recorded as accrued liabilities.

e)

On April 10, 2012, the Company issued a $25,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at May 31, 2012, the Company recorded accrued interest of $356 (2011 - $nil), which has been recorded as accrued liabilities.

4.

Related Party Transactions

a)

During the period ended May 31, 2012, the Company incurred management fees of $12,000 (2011 - $nil) to the President and Director of the Company.

b)

As at May 31, 2012, the Company has prepaid management fees of $4,000 (2011 - $nil) to the President and Director of the Company.

c)

As at May 31, 2012, the Company owes $1,750 (2011 - $nil) to the President and Director of the Company for expenses.  The amount owing are unsecured, non-interest bearing, and due on demand.

5.

Common Shares

On May 2, 2011, the Company issued 4,500,000 common shares as founders’ shares to the President and Director of the Company for services rendered.

6.

Income Taxes

The Company has $125,249 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2031.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at May 31, 2012, the Company had no uncertain tax positions.

	May 31, 2012 $	May 31, 2011 $

Net loss before taxes	(108,438)	(16,811)
Statutory rate	34%	34%

Computed expected tax recovery	36,869	5,716
Change in valuation allowance	(36,869)	(5,716)

Income tax provision	–	–

Bahamas Concierge, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

6.

Income Taxes (continued)

The significant components of deferred income tax assets and liabilities at May 31, 2012 and 2011 are as follows:

	May 31, 2012 $	May 31, 2011 $

Net operating loss carried forward	42,585	5,716

Valuation allowance	(42,585)	(5,716)

Net deferred income tax asset	–	–

7.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2012 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of May 31, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As of May 31, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2012.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and ages of our current director and executive officer. Also the principal offices and positions with us held by each person and the date such person became our director, and/or executive officer. Our Board of Directors appoints our executive officers. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of shareholders, death, resignation or removal by the Board of Directors.  Other than Mr. Williams, the Company has no promoters as that term is defined by Rule 405 of Regulation S-K.

Name	Age	Position
David Williams	48	Director, Chairman, President, CEO, CFO, Secretary and Treasurer

David Williams – Mr. Williams attended Douglas College in New Westminster, British Columbia from 1982 to 1983. It was there that he became interested in corporate finance and securities. He then took a Canadian Securities Course in 1984. To date, Mr. Williams has over thirty years financial management experience specializing in corporate development and strategic planning, as well as financial sales and securities sales. From 2005 to 2009 he worked as a stockbroker for Global Securities Corp. focusing on sales and follow-up with client investments. From 2009 to present he is a self-employed business consultant. Since becoming self-employed he has moved to the Bahamas, and his current work schedule allows him the time to devote to various other projects.  Currently, he is devoting 20-30 hours per week towards the Company. He was chosen as an officer and directors because of his knowledge of corporate structures and strategic planning, coupled with his ability to network with other businesses.

ITEM 11.

 EXECUTIVE COMPENSATION

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our sole officer and director for the fiscal year ended May 31, 201. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
David Williams	Chairman, CEO and President	2012	$12,000(2)	$-0-		-0-	-0-	-0-	-0-	12,000
David Williams	Chairman, CEO and President	2011	$1,000(2)	$-0-	$4,500(1)	-0-	-0-	-0-	-0-	$5,500

Notes to Summary Compensation Table:

(1)

The stock awards to Mr. Williams were issued beginning May 2, 2011 for services rendered in connection with the formation of the Company. This dollar estimate is based on the grant date aggregate fair value at the close of business in accordance with FASB ASC Topic 718.

(2)

 Pursuant to a Management Agreement dated May 1, 2011, Mr. Williams, agreed to act as our sole officer and director and currently devotes approximately 20-30 hours per week to manage the affairs of the Company. Additionally, pursuant to the Management Agreement, Mr. Williams receives a monthly fee of $1,000 per calendar month. Such fee is payable on the first day of each calendar quarter. As of the date of this Filing, all compensation due and owing Mr. Williams is being accrued and deferred until such time that Mr. Williams believes it to be in the best interest of the Company to pay any such amounts due and owing. This decision will be based on the best interests of the Company at that time. There are no annuity, pension or retirement benefits proposed to be paid to our current officer and director and employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

Outstanding Equity Awards since Inception:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
None				0		0			0

Long-Term Incentive Plans

We currently have no Long-Term Incentive Plans.

Director Compensation

None.

Identification of Significant Employees

We have no significant employees, other than Donald Ross, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

 Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii..

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

Our Board of Directors has not adopted a code of ethics due to the fact that we presently only have one director and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended May 31, 2012, Forms 5 and any amendments thereto furnished to us with respect to the year ended May 31, 2012, and the representations made by the reporting persons to us, we believe that during the year ended May 31, 2012, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Director Independence

Our board of directors is currently composed of one member, David Williams, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Security Holders Recommendations to Board of Directors

We welcome comments and questions from our shareholders. Shareholders can direct communications to our Chief Executive Officer, David Williams, at our executive offices. However, while we appreciate all comments from shareholders, we may not be able to individually respond to all communications. We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC so that all shareholders have access to information about us at the same time. Mr. Williams collects and evaluates all shareholder communications. All communications addressed to our director and executive officer will be reviewed by Mr. Williams unless the communication is clearly frivolous.

Code of Ethics

We have adopted a Code of Ethics, which is attached as Exhibit 14.1 hereto.

Committees

Although we have adopted a Code of Ethics, we have not yet adopted any other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. Even though our Code of Ethics requires us to establish an audit committee to enforce the Code of Ethics, we have not adopted corporate governance measures such as audit, compensation or nominating committees of our board of directors as we presently do not have any independent directors. When we expand our board membership in future periods to include additional independent directors, we will establish an audit and other committees from our board of directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information at May 31, 2011, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of August 28, 2011, we had 4,500,000 shares of Common Stock issued and outstanding.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Common Stock	David Williams Olde Town Mall 11148 Sandyport Nassau, Bahamas	4,500,000	100%

	Total	4,500,000	100%

(1)

Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

We are not aware of any arrangements that could result in a change of control.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On May 1, 2011, David Williams agreed to act as our sole officer and director and currently devotes approximately 20-30 hours per week to manage the affairs of the Company. Additionally, pursuant to the Management Agreement, Mr. Williams receives a monthly fee of $1,000 per calendar month. Such fee is payable on the first day of each calendar quarter; however, such Fee is being accrued and deferred until such time as Mr. Williams believes it to be in the best interest of the Company to pay any such amounts due and owing.

On May 2, 2011, pursuant to the Organizational Minutes of the Company, the Company authorized the issuance of 4,500,000 shares of its Common Stock, $0.001 par value per share, to David Williams as founders’ shares. As a result, Mr. Williams owns 100% of the issued and outstanding common shares of the Company. The shares were issued pursuant to Rule 903 of Regulation S, on the basis that the investor was not a “U.S. person” as defined in Regulation S and was not acquiring the shares for the account or benefit of a U.S. person.

Other than the foregoing, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party since the beginning of our last fiscal year, or in any proposed transaction to which we propose to be a party:

(A)

any of our director(s) or executive officer(s);

(B)

any nominee for election as one of our directors;

(C)

any person who is known by us to beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to our Common Stock; or

(D)

any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (A), (B) or (C) above.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Donald Ross is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended May 31, 2012	Year Ended May 31, 2011
Audit fees	$7,000	$0
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$7,000	$0

Audit Fees

During the fiscal years ended May 31, 2012, we incurred approximately $7,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended May 31, 2012.

During the fiscal year ended May 31, 2011, we incurred approximately $nil in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended May 31, 2011.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended May 31, 2012 and 2011 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended May 31, 2012 and 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended May 31, 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit Number	Description of Exhibit	Filing

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

BAHAMAS CONCIERGE, INC.
Dated: August 31, 2012		/s/ David Williams
	By:	DAVID WILLIAMS
	Its:	Its: President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 31, 2012		/s/ David Williams
	By:	DAVID WILLIAMS
	Its:	Director