Form 10-Q
period 2012-08-31
BAHAMAS CONCIERGE, INC.
filed 2012-10-15
CIK 1526759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

  X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X  . Yes            .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  X  . Yes           .  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

      .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  X  . Yes        .  No

As of October 15, 2012, there were 4,500,000 shares of the registrant’s $.001 par value Common Stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Bahamas Concierge, Inc.

(A Development Stage Company)

Condensed Financial Statements

For the Periods Ended August 31, 2012 and 2011

(unaudited)

Condensed Balance Sheets

4

Condensed Statements of Operations

5

Condensed Statements of Cash Flows

6

Notes to the Condensed Financial Statements

7

Bahamas Concierge, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(Expressed in US dollars)

	August 31, 2012 $	May 31, 2012 $
	(unaudited)
ASSETS

Cash	189	2,536
Prepaid expenses and deposits	–	4,000

Total Assets	189	6,536

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	54,030	42,535
Notes payable	87,500	87,500
Due to related parties	2,725	1,750

Total Liabilities	144,255	131,785

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 290,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 4,500,000 common shares	4,500	4,500

Additional paid-in capital	(4,500)	(4,500)

Accumulated deficit during the development stage	(144,066)	(125,249)

Total Stockholders’ Deficit	(144,066)	(125,249)

Total Liabilities and Stockholders’ Deficit	189	6,536

(The accompanying notes are an integral part of these condensed financial statements)

Bahamas Concierge, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended August 31, 2012 $	For the three months ended August 31, 2011 $	Accumulated from May 2, 2011 (date of inception) to August 31, 2012 $

Revenues	–	–	–

Operating Expenses

General and administrative	1,362	3,948	22,211
Management fees	3,000	3,000	16,000
Professional fees	12,250	19,250	98,500

Total Operating Expenses	16,612	26,198	136,711

Loss from operations	(16,612)	(26,198)	(136,711)

Other Income (Expense)

Gain on forgiveness of liabilities	–	–	750
Interest expense	(2,205)	(844)	(8,105)

Total other income (expense)	(2,205)	(844)	(7,355)

Net Loss	(18,817)	(27,042)	(144,066)
Net Loss per Share – Basic and Diluted	–	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	4,500,000	4,500,000

(The accompanying notes are an integral part of these condensed financial statements)

Bahamas Concierge, Inc.

(A Development Stage Company)

Condensed Statements of Cashflows

(Expressed in US dollars)

(unaudited)

	For the three months ended August 31, 2012 $	For the three months ended August 31, 2011 $	Accumulated from May 2, 2011 (date of inception) to August 31, 2012 $

Operating Activities

Net loss for the period	(18,817)	(27,042)	(144,066)

Items not affecting cash:
Gain on forgiveness of liabilities	–	–	(750)

Changes in operating assets and liabilities:

Prepaid expenses	4,000	–	–
Accounts payable and accrued liabilities	11,495	8,844	54,780
Due to related parties	975	–	2,725

Net Cash Used In Operating Activities	(2,347)	(18,198)	(87,311)

Financing Activities

Proceeds from note payable	–	25,000	87,500

Net Cash Provided by Financing Activities	–	25,000	87,500

Increase (decrease) in Cash	(2,347)	6,802	189

Cash – Beginning of Period	2,536	823	–

Cash – End of Period	189	7,625	189

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Shares issued to founders	–	–	4,500

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of August 31, 2012, the Company has not recognized any revenue, and has a working capital deficit and an accumulated deficit of $144,066. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is May 31.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2012 audited financial statements.

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

f)

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

3.

Notes Payable

a)

On May 31, 2011, the Company issued a $17,500 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at August 31, 2012, the Company recorded accrued interest of $2,330 (May 31, 2012 - $1,889), which has been recorded as accrued liabilities.

b)

On July 1, 2011, the Company issued a $5,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at August 31, 2012, the Company recorded accrued interest of $586 (May 31, 2012 - $460), which has been recorded as accrued liabilities.

c)

On July 5, 2011, the Company issued a $20,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at August 31, 2012, the Company recorded accrued interest of $2,323 (May 31, 2012 - $1,819), which has been recorded as accrued liabilities.

d)

On October 24, 2011, the Company issued a $20,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at August 31, 2012, the Company recorded accrued interest of $1,880 (May 31, 2012 - $1,376), which has been recorded as accrued liabilities.

e)

On April 10, 2012, the Company issued a $25,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at August 31, 2012, the Company recorded accrued interest of $986 (May 31, 2012 - $356), which has been recorded as accrued liabilities.

Bahamas Concierge, Inc.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(Expressed in US dollars)

(unaudited)

4.

Related Party Transactions

a)

During the period ended August 31, 2012, the Company incurred management fees of $3,000 (August 31, 2011 - $3,000) to the President and Director of the Company.

b)

As at August 31, 2012, the Company has prepaid management fees of $nil (May 31, 2012 - $4,000) to the President and Director of the Company.

c)

As at August 31, 2012, the Company owes $2,725 (May 31, 2012 - $1,750) to the President and Director of the Company for payment of general expenses and unpaid management fees.  The amount owing is unsecured, non-interest bearing, and due on demand.

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

Current Operations

Since inception, our operations have consisted of the organization of our business and the formulation of a business model based upon the services we plan to offer. To date, we have conducted market research to determine whether our business plan can become a viable and profitable business as we move forward. We have incorporated Bahamas Concierge, Inc. under the laws of the State of Nevada, and written an extensive business plan in which we have mapped out all of the services that we will offer our clients. In order to market our concierge services, we need to decide which particular services our Company will provide to our clients; including, but not limited to, travel arrangements, party planning, cleaning services, shopping, business services, running errands and reservations. The full scope of the services we intend to offer is mapped out in our ‘Products and Services’ section herein. In this early development stage, we have also begun initial talks with vendors in order to provide our clients with exceptional service. Additionally, we have purchased a website domain, and we have begun the design and development of our website, which we will use to brand our Company and inform potential clients of our services.

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

RESULTS OF OPERATIONS

Working Capital

	August 31, 2012 $	May 31, 2012 $
Current Assets	189	6,536
Current Liabilities	144,255	131,785
Working Capital (Deficit)	(144,066)	(125,249)

Cash Flows

	Three months ended August 31, 2012 $	Three months ended August 31, 2011 $
Cash Flows from (used in) Operating Activities	(2,347)	(18,198)
Cash Flows from (used in) Financing Activities	-	25,000
Net Increase (decrease) in Cash During Period	(2,347)	6,802

Operating Revenues

From our inception on May 2, 2011 to August 31, 2012, we did not have any operating revenues.

Operating Expenses and Net Loss

During the three months ended August 31, 2012, the Company incurred operating expenses of $16,612 compared with $26,198 for the three months ended August 31, 2011.  The decrease in operating expenses were attributed to $7,000 decrease in  professional fees for lower legal costs as the Company incurred more expenditures in the prior year for the SEC registration process, and $2,586 decrease in general and administrative expenses as the Company had limited cash flow to incur day-to-day operating expenditures.

For the three months ended August 31, 2012, the Company incurred a net loss of $18,817 or $nil loss per share compared with a net loss of $27,042 or $0.01 loss per share for the three months ended August 31, 2011.  In addition to operating expenses, the Company incurred interest expense of $2,205 related to the $87,500 of outstanding notes payable, which are unsecured, bears interest at 10% per annum, and is due on demand.

Liquidity and Capital Resources

As at August 31, 2012, the Company had a cash balance and total assets of $189 compared with cash of $2,536 and total assets of $4,000 as at May 31, 2012.  The decrease in cash and total assets were attributed to the use of cash for the Company’s operating activities as the Company did not receive any proceeds from financing activities during the period.

As at August 31, 2012, the Company had total liabilities of $144,255 compared with $131,785 as at May 31, 2012.  The increase was attributed to an increase of $11,495 in accounts payable and accrued liabilities as the Company had limited cash flows and was unable to satisfy outstanding obligations.

As at August 31, 2012, the Company had a working capital deficit of $144,066 compared with a working capital deficit of $125,249 as at May 31, 2012.  The increase in working capital deficit was attributed to an increase in accounts payable and accrued liabilities as the Company had limited cash flows to repay outstanding obligations.

Cashflow from Operating Activities

During the three months ended August 31, 2012, the Company used $2,347 of cash for operating activities compared with the use of $18,198 during the three months ended August 31, 2011.  The decrease in the use of cash for operating activities was due to the fact that the Company only had limited amounts of cash during the current period.

Cashflow from Financing Activities

During the three months ended August 31, 2012, the Company did not have any financing activities compared with the receipt of $25,000 from the issuance of a note payable during the comparative period ended August 31, 2011.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of August 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

BAHAMAS CONCIERGE, INC.
Dated: October 15, 2012	/s/ David Williams
By: DAVID WILLIAMS
Its: President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: October 15, 2012	/s/ David Williams
By: David Williams Its: Director