Form 10-Q/A
period 2012-08-31
BAHAMAS CONCIERGE, INC.
filed 2012-10-22
CIK 1526759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Bahamas Concierge, Inc. (the “Company”) on Form 10-Q for the quarterly period ended July 31, 2012, filed with the Securities and Exchange Commission on October 15, 2012 (the “Form 10-Q), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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

 PART II - OTHER INFORMATION

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on August 4, 2011 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on August 4, 2011 as part of our Registration Statement on Form S-1.
10.01	Management Agreement between the Company and David Williams Dated May 1, 2011	Filed with the SEC on August 4, 2011 as part of our Registration Statement on Form S-1.
10.02	Promissory Note between the Company and Clear View Capital Dated May 3, 2011	Filed with the SEC on August 4, 2011 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and Clear View Capital Dated October 12, 2011	Filed with the SEC on November 4, 2011 as part of our Quarterly Report on Form 10-Q.
10.04	Promissory Note between the Company and Clear View Capital Dated October 12, 2011	Filed with the SEC on November 4, 2011 as part of our Quarterly Report on Form 10-Q.
10.05	Promissory Note between the Company and Clear View Capital Dated October 26, 2011	Filed with the SEC on November 4, 2011 as part of our Quarterly Report on Form 10-Q.
14.01	Code of Ethics	Filed with the SEC on August 4, 2011 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed with the SEC on October 15, 2012 as a part of our Form 10-Q for the period ended August 31, 2012.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed with the SEC on October 15, 2012 as a part of our Form 10-Q for the period ended August 31, 2012.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed with the SEC on October 15, 2012 as a part of our Form 10-Q for the period ended August 31, 2012.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

BAHAMAS CONCIERGE, INC.
Dated: October 22, 2012	/s/ David Williams
By: DAVID WILLIAMS
Its: President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: October 22, 2012	/s/ David Williams
By: David Williams Its: Director