Form 10-Q
period 2013-02-28
BAHAMAS CONCIERGE, INC.
filed 2013-04-22
CIK 1526759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

 FORM 10-Q

______________

  X .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

  X . Yes        .  No

As of April 22, 2013, there were 5,062,500 shares of the registrant’s $.001 par value Common Stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Bahamas Concierge, Inc.

(A Development Stage Company)

Condensed Financial Statements

For the Period Ended February 28, 2013

(unaudited)

Condensed Balance Sheets (unaudited)

4

Condensed Statements of Operations (unaudited)

5

Condensed Statements of Cash Flows (unaudited)

6

Notes to the Condensed Financial Statements (unaudited)

7

Bahamas Concierge, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(Expressed in US dollars)

	February 28, 2013 $	May 31, 2012 $
	(unaudited)
ASSETS

Cash	20,565	2,536
Prepaid expenses and deposits	–	4,000

Total Assets	20,565	6,536

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	63,609	42,535
Notes payable	87,500	87,500
Due to related parties	3,186	1,750

Total Liabilities	154,295	131,785

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 290,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 5,062,500 and 4,500,000 common shares, respectively	5,063	4,500

Additional paid-in capital	39,937	(4,500)

Accumulated deficit during the development stage	(178,730)	(125,249)

Total Stockholders’ Deficit	(133,730)	(125,249)

Total Liabilities and Stockholders’ Deficit	20,565	6,536

(The accompanying notes are an integral part of these condensed financial statements)

Bahamas Concierge, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended February 28, 2013 $	For the three months ended February 29, 2012 $	For the nine months ended February 28, 2013 $	For the nine months ended February 29, 2012 $	Accumulated from May 2, 2011 (date of inception) to February 28, 2013 $

Revenues	–	–	–	–	–

Operating Expenses

General and administrative	4,475	386	9,186	7,893	30,036
Management fees	3,000	3,000	9,000	9,000	22,000
Professional fees	8,250	8,000	28,750	33,750	115,000

Total Operating Expenses	15,725	11,386	46,936	50,643	167,036

Loss from operations	(15,725)	(11,386)	(46,936)	(50,643)	(167,036)

Other Income (Expense)

Gain on forgiveness of liabilities	–	750	–	750	750
Interest expense	(2,158)	(1,558)	(6,545)	(3,834)	(12,444)

Total other income (expense)	(2,158)	(808)	(6,545)	(3,084)	(11,694)

Net Loss	(17,883)	(12,194)	(53,481)	(53,727)	(178,730)
Net Loss per Share – Basic and Diluted	(0.00)	(0.00)	(0.01)	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	5,062,500	4,500,000	4,759,615	4,500,000

(The accompanying notes are an integral part of these condensed financial statements)

Bahamas Concierge, Inc.

(A Development Stage Company)

Condensed Statements of Cashflows

(Expressed in US dollars)

(unaudited)

	For the nine months ended February 28, 2013 $	For the nine months ended February 29, 2012 $	Accumulated from May 2, 2011 (date of inception) to February 28, 2013 $

Operating Activities

Net loss for the period	(53,481)	(53,727)	(178,730)

Adjustments to reconcile net loss to net cash used by operating activities:

Expenses paid on behalf of the Company by a related party	4,475	–	6,225
Gain on forgiveness of liabilities	–	(750)	(750)

Changes in operating assets and liabilities:

Prepaid expenses	4,000	–	–
Accounts payable and accrued liabilities	21,074	7,715	64,359

Net Cash Used In Operating Activities	(23,932)	(45,762)	(108,896)

Financing Activities

Proceeds from note payable	–	45,000	87,500
Repayment on related party payable	(3,039)	–	(3,039)
Proceeds from issuance of common stock	45,000	–	45,000

Net Cash Provided by Financing Activities	41,961	45,000	129,461

Increase (decrease) in Cash	18,029	(762)	20,565

Cash – Beginning of Period	2,536	823	–

Cash – End of Period	20,565	61	20,565

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Shares issued to founders	–	–	4,500

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of February 28, 2013, the Company has not recognized any revenue, and has a working capital deficit of $133,730 and an accumulated deficit of $178,730. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

b)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is May 31.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2013, and for all periods presented herein, have been made.

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

c)

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

e)

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

f)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.   The Company did not have any potentially dilutive common stock as of February 28, 2013.

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

3.

Notes Payable

a)

On May 3, 2011, the Company issued a $17,500 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at February 28, 2013, the Company recorded accrued interest of $3,198 (May 31, 2012 - $1,889), which has been recorded as accrued liabilities.

b)

On July 1, 2011, the Company issued a $5,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at February 28, 2013, the Company recorded accrued interest of $834 (May 31, 2012 - $460), which has been recorded as accrued liabilities.

c)

On July 5, 2011, the Company issued a $20,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at February 28, 2013, the Company recorded accrued interest of $3,315 (May 31, 2012 - $1,819), which has been recorded as accrued liabilities.

d)

On October 24, 2011, the Company issued a $20,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at February 28, 2013, the Company recorded accrued interest of $2,871 (May 31, 2012 - $1,376), which has been recorded as accrued liabilities.

Bahamas Concierge, Inc.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(Expressed in US dollars)

(unaudited)

e)

On April 10, 2012, the Company issued a $25,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at February 28, 2013, the Company recorded accrued interest of $2,226 (May 31, 2012 - $356), which has been recorded as accrued liabilities.

4.

Related Party Transactions

a)

During the period ended February 28, 2013, the Company incurred management fees of $9,000 (February 29, 2012 - $9,000) to the President and Director of the Company.

b)

As at February 28, 2013, the Company has prepaid management fees of $nil (May 31, 2012 - $4,000) to the President and Director of the Company.

c)

As at February 28, 2013, the Company owes $3,186 (May 31, 2012 - $1,750) to the President and Director of the Company for payment of general expenses.  The amount owing is unsecured, non-interest bearing, and due on demand.

5.

Common Shares

On October 25, 2012, the Company issued 562,500 common shares at $0.08 per share for proceeds of $45,000.

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

RESULTS OF OPERATIONS

Working Capital

	February 28, 2013 $	May 31, 2012 $
Current Assets	20,565	6,536
Current Liabilities	154,295	131,785
Working Capital (Deficit)	(133,730)	(125,249)

Cash Flows

	Nine months ended February 28, 2013 $	Nine months ended February 29, 2012 $
Cash Flows from (used in) Operating Activities	(23,932)	(45,762)
Cash Flows from (used in) Financing Activities	41,961	45,000
Net Increase (decrease) in Cash During Period	18,029	(762)

Operating Revenues

From our inception on May 2, 2011 to February 28, 2013, we did not have any operating revenues.

Operating Expenses and Net Loss

During the nine months ended February 28, 2013, the Company incurred operating expenses of $46,936 compared with $50,643 for the nine months ended February 29, 2012.  The decrease in operating expenses were attributed to $5,000 decrease in  professional fees for lower legal costs as the Company incurred more expenditures in the prior year for the SEC registration process, and offset by an $1,293 increase in general and administrative expenses.

For the nine months ended February 28, 2013, the Company incurred a net loss of $53,481 or $0.01 loss per share compared with a net loss of $53,727 or $0.01 loss per share for the nine months ended February 28, 2012.  In addition to operating expenses, the Company incurred interest expense of $6,545 related to outstanding notes payable, which are unsecured, bears interest at 10% per annum, and is due on demand.

Liquidity and Capital Resources

At February 28, 2013, the Company had a cash balance and total assets of $20,565 compared with a cash balance of $2,536 and total assets of $6,536 as of May 31, 2012.  The increase in cash and total assets were attributed to receipt of $45,000 in proceeds from the issuance of common stock, of which a portion of the proceeds raised remained unused.

As at February 28, 2013, the Company had total liabilities of $154,295 compared with $131,785 as at May 31, 2012.  The increase was attributed to an increase of $21,074 in accounts payable and accrued liabilities as the Company had not settled all outstanding liabilities, including accrued interest on its notes payable.

As at February 28, 2013, the Company had a working capital deficit of $133,730 compared with a working capital deficit of $125,249 as at May 31, 2012.  The increase in working capital deficit was attributed to proceeds raised from financing activities which have been spent on operating activities along with additional expenditures incurred by the Company which are currently unpaid.

Cashflow from Operating Activities

During the nine months ended February 28, 2013, the Company used $23,932 of cash for operating activities compared with the use of $45,762 during the nine months ended February 29, 2012.  The decrease in the use of cash for operating activities was mainly due to a decrease in prepaid expenses of $4,000, an increase of accounts payable and accrued liabilities or $21,074 and expenses paid on behalf of the company by a related party of $4,475.

Cashflow from Financing Activities

During the nine months ended February 28, 2013, the Company received $45,000 from the issuance of common stock at $0.08 per share less $3,039 in repayments to related parties compared with the receipt of $45,000 from the issuance of a note payable during the comparative period ended February 29, 2012.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that there is substantial doubt that we will be able to continue as a going concern without further financing.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of February 28, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

BAHAMAS CONCIERGE, INC.
Dated: April 22, 2013	/s/ David Williams
By: DAVID WILLIAMS
Its: President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: April 22, 2013	/s/ David Williams
By: David Williams Its: Director