Form 10-K
period 2013-05-31
BAHAMAS CONCIERGE, INC.
filed 2013-10-24
CIK 1526759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-176048

BAHAMAS CONCIERGE, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0724671
(State of incorporation)	(I.R.S. Employer Identification No.)

8076 Buttonwood Circle

Tamarac, FL 33321

 (Address of principal executive offices)

Phone:  (954) 295-9754

(Registrant’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of November 30, 2012 was $NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is not currently traded in the over-the-counter market.

As of October 21, 2013 there were 5,062,500 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Current Operations

Since inception, our operations have consisted of the organization of our business and the formulation of a business model based upon the services we plan to offer. To date, we have conducted market research to determine whether our business plan can become a viable and profitable business as we move forward. We have incorporated Bahamas Concierge, Inc. under the laws of the State of Nevada, and written an extensive business plan in which we have mapped out all of the services that we will offer our clients. In order to market our concierge services, we need to decide which particular services our Company will provide to our clients; including, but not limited to, travel arrangements, party planning, cleaning services, shopping, business services, running errands and reservations. The full scope of the services we intend to offer is mapped out in our “Products and Services’ section herein. In this early development stage, we have also begun initial talks with vendors in order to provide our clients with exceptional service. Additionally, we have purchased a website domain, and we have begun the design and development of our website, which we will use to brand our Company and inform potential clients of our services; however, we do not intend to complete the design and development of our website until this Offering is completed.

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

We plan to separate the services we offer into two main categories: personal concierge services and VIP services.  While each client will receive premium customer service and the same attention to every detail, each category will include different services, which will be marketed to different sectors. We also plan to price our services in two separate ways. For most residents of the Bahamas, or for tourists enjoying an extended vacation in the Bahamas, we will charge a monthly fee for our services. All other services that we provide will be charged on a per-service basis. We intend to work closely with clients and vendors to decide which pricing scheme will be best for our clients.

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

Our personal concierge services will include a wide array of services to be offered to all of our target market sectors. These services will include, but not be limited to:

Errand services –

● Car washing and detailing service requests

● Dry cleaning and laundry services

● Messenger services

● Personal shopping services

Event Planning –

● Destination wedding planning for tourists

● Business mixer and corporate seminar arrangement

● Event management services

● Personal theme parties

● Special event planning

● Vendor management and sourcing

Ground Transportation –

● Airport transfers

● Meet and greet services

● Point-to-point transfers

● Rental car drop off

Island Excursions –

● Day and overnight trips to one of the twenty nine islands in the Bahamas

● Yacht trips

● Snorkeling and SCUBA diving

Personal Assistant Services –

● Full calendar maintenance

● Scheduling appointments

Reservations –

● Movies

● Museums

● Restaurants

● Sporting Events

● Special Events

● Theatre

● Tours

Staffing –

● Babysitters/day care

● Bartenders

● Butlers

● Personal chefs

● Security personnel

Travel Arrangements –

● Accommodations

● Airline tickets

● Destination information/research

● Itinerary planning

● Rental cars

Our VIP services will encompass luxury services that tend to be more expensive than the personal concierge services that we offer. We will advertise and market our VIP services as completely personalized packages that include a taste of some of the luxuries that the Bahamas have to offer. A normal VIP package might include:

●Airport pickup/drop off

●Chauffeured car services

●Hotel reservations

●High end restaurant reservations

●Yacht tours

●Private airplane charters

●Golf reservations

Plan of Operations

The first step in providing our concierge services to the general public is our networking.  Our sole officer and director prior to June 25, 2013, Mr. Dave Williams, has done extensive research to come up with a list of services that he feels the Company will be able to offer; however, currently there have been no agreements or arrangements with third party vendors to allow us to provide the services that we offer.  Within 2-4 months after we obtain a Notice of Effectiveness of this Offering, Mr. Williams intends to spend a significant portion of his time seeking out relevant vendors to create a network of affiliates and partnerships, who will provide the services that we are offering our clients.  Although initially, Mr. Williams will be the first point of contact, it will be our network of vendors that will represent our Company on a day-to-day basis. As we will be using the third party vendors for a majority of the services we offer, Mr. Williams intends to make sure that the Company is using the right vendors for each job.

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

Once the branding of our Company is complete, we will then start marketing our services throughout the Bahamas and on the Internet. The marketing of our Company will be the most important step in generating revenue.  Our full marketing plan is mapped out in the section below entitled “Marketing Strategy.’

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

Based on our initial research, a company of our planned size can expect to pay anywhere from $5,000 to $30,000 for proper SEO. If we are able to raise the funds, we plan to allocate $2,500 per month, for a period of twelve months, to pay an SEO firm. We believe that twelve months of professional SEO could get our website visible to a large audience of potential paying clients.

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

We plan to obtain clients through word of mouth and Internet-based referrals. We plan to aggressively build brand recognition nationally and internationally through print media and networking within the Bahamas. Via SEO and Internet advertising, we intend to rapidly expand our internet presence.

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

Employees/Consultants

As of the date of this filing, the Company has no full time employees. We currently rely on our officer and director to manage all aspects of our business. We intend to add staff as the Company grows. Any such additions will be made at the judgment of Management to meet the Company's then current needs. We also intend to maintain a large network of subcontracted vendors that will be paid on a per job basis. We feel that our relationships with independently contracted vendors will be one our keys to success.

Employees

We have 1 employee, David Williams, prior to June 25, 2013, and currently have 2 employees, Sondra Trust and Nina Goldstein.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We do not own any real estate. We currently utilize a corporate office center located at 8076 Buttonwood Circle, Tamarac, FL 33321. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property.

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

Record Holders

As of October 18, 2013, an aggregate of 5,062,500 shares of our Common Stock were issued and outstanding and were owned by approximately 31 holders of record, based on information provided by our transfer agent.

Recent Sales/Exchange of Unregistered Securities

     On June 25, 2013, Nina Goldstein purchased 4,500,000 shares of the Company's stock from David Williams in exchange for $22,500. This represents approximately 89% of the issued and outstanding shares of the Company.

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

RESULTS OF OPERATIONS

Working Capital

	May 31, 2013 $	May 31, 2012 $
Current Assets	11,878	6,536
Current Liabilities	147,171	131,785
Working Capital (Deficit)	(135,293)	(125,249)

Cash Flows

	Year ended May 31, 2013 $	Year ended May 31, 2012 $
Cash Flows from (used in) Operating Activities	(35,658)	(68,287)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from Financing Activities	45,000	70,000
Net Increase in Cash during period	9,342	1,713

Operating Revenues

During the period from May 2, 2011 (date of inception) to May 31, 2013, the Company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the year ended May 31, 2013 was $46,294 compared with $103,422 for the year ended May 31, 2012. The decrease in operating expenses was primarily attributed to decrease of $52,750 for professional fees relating to accounting, audit, and legal expenses, and an decrease of $4,378 in general and administrative expenses for day-to-day operating costs. During fiscal year 2012, more professional fees incurred with respect to the Company’s SEC registration process and subsequent SEC filings upon receiving their notice of effectiveness.

Net loss for the year ended May 31, 2013 was $55,044 compared with $108,438 for the year ended May 31, 2012.  In addition to operating expenses, the Company incurred $8,750 of other expenses during the year ended May 31, 2013, compared with $5,016 for the year ended May 31, 2012. The increase of $3,734 was due to an increase of interest expense of $2,984, offset by decrease of other income of $750 for the year ended May 31, 2013 compared to the year ended May 31, 2012.

For the year ended May 31, 2013, the Company has incurred a net loss per share of $0.01 compared with $0.02 for the year ended May 31, 2012.

Liquidity and Capital Resources

As at May 31, 2013, the Company’s cash and total asset balance of $11,878 compared to a cash balance of $2,536 and total assets of $6,536 as at May 31, 2012.  The increase in cash and total assets due to the decrease of $32,629 of the operating cost paid by cash during the year ended May 31, 2013, offset by the decrease of $25,000 of the financing proceeds received by Company from $70,000 for the year ended May 31, 2012 to $45,000 for the year ended May 31, 2013.

As at May 31, 2013, the Company had total liabilities of $147,171 compared with total liabilities of $131,785 at May 31, 2012.  The increase in total liabilities was attributed to an increase of $14,200 in accounts payable and accrued liabilities for day-to-day expenditures incurred for which the Company has insufficient cash amounts to repay, and an increase of $1,186 due to the President and Director of the Company for expenses incurred on behalf of the Company.

As at May 31, 2013, the Company had a working capital deficit of $135,293 compared with a working capital deficit of $125,249 as at May 31, 2012.  The increase in working capital deficit is due to the decrease of $25,000 of financing proceeds received in the year ended May 31, 2013 compared to the year ended May 31, 2012, and the increase of accrued liabilities of $15,386 for day-to-day expenditures incurred for which the Company has insufficient cash amounts to repay.

Cashflow from Operating Activities

During the year ended May 31, 2013, the Company incurred $35,658 of cash for operating activities compared with $68,287 for the year ended May 31, 2012.  The decrease in the cash used for operating activities was attributed to the overall decrease of operating costs incurred during the year ended May 31, 2013 compared to the year ended May 31, 2012.

Cashflow from Investing Activities

From May 2, 2011 (date of inception) to May 31, 2013, the Company did not incur any investing activities.

Cashflow from Financing Activities

During the year ended May 31, 2013, the Company received $45,000 in cash from financing activities related to the issuance of common stocks. During the year ended May 31, 2012, the Company received $70,000 of cash from financing activities in the form of notes payable which were unsecured, bears interest at 10% per annum, and is due on demand.

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

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Bahamas Concierge, Inc.

(A Development Stage Company)

Financial Statements

For the Years Ended May 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bahamas Concierge, Inc.

Tamarac, Florida

We have audited the accompanying balance sheet of Bahamas Concierge, Inc. (A Development Stage Company) (the “Company”) as of May, 31, 2013 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Bahamas Concierge, Inc. as of May 31, 2012, were audited by other auditors whose report dated August 31, 2012 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bahamas Concierge, Inc. as of May 31, 2013 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

October 22, 2013

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bahamas Concierge, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Bahamas Concierge, Inc., as of May 31, 2012, and the related statements of operations, stockholders’ deficit and cash flows for the years then. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Bahamas Concierge, Inc., as of May 31, 2012, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Sadler, Gibb & Associates, LLC

Farmington, UT

August 31, 2012

Bahamas Concierge, Inc.

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

	May 31,
	2013 $	2012 $

ASSETS

Cash	11,878	2,536
Prepaid expenses and deposits	-	4,000

Total Assets	11,878	6,536

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	56,735	42,535
Notes payable	87,500	87,500
Due to related parties	2,936	1,750

Total Liabilities	147,171	131,785

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share; Issued and outstanding: nil preferred shares	-	-
Common Stock
Authorized: 1000,000,000,000 common shares with a par value of $0.001 per share; Issued and outstanding: 5,062,500 and 4,500,000 common shares at May 31, 2013 and 2012, respectively	5,063	4,500
Additional paid-in capital	39,937	(4,500)
Deficit accumulated during development stage	(180,293)	(125,249)

Total Stockholders’ Deficit	(135,293)	(125,249)

Total Liabilities and Stockholders’ Deficit	11,878	6,536

(The accompanying notes are an integral part of these financial statements)

Bahamas Concierge, Inc.

(A Development Stage Company)

Statements of Operations

(Expressed in US dollars)

	For the years ended May 31,		Accumulated from May 2, 2011 (Date of Inception)
	2013 $	2012 $	to May 31, 2013 $

Revenues	-	-	-

Operating Expenses

General and administrative	10,794	15,172	31,644
Management fees	12,000	12,000	25,000
Professional fees	23,500	76,250	109,750

Total Operating Expenses	46,294	103,422	166,394

Loss from operations	(46,294)	(103,422)	(166,394)

Other Income (Expense)

Gain on forgiveness and over accrual of accounts payable	-	750	750
Interest expense	(8,750)	(5,766)	(14,649)

Total other income (expense)	(8,750)	(5,016)	(13,899)

Net Loss	(55,044)	(108,438)	(180,293)

Net Loss per Share – Basic and Diluted	(0.01)	(0.02)

Weighted Average Shares Outstanding – Basic and Diluted	4,835,959	4,500,000

(The accompanying notes are an integral part of these financial statements)

Bahamas Concierge, Inc.

(A Development Stage Company)

Statement of Stockholders’ Deficit

From May 2, 2011 (Date of Inception) to May 31, 2013

(Expressed in US dollars)

	Common Stock			Deficit accumulated during
	Shares #	Par Value $	Additional paid in capital $	development stage $	Total $

Balance – May 2, 2011 (Date of Inception)	-	-	-	-	-

Issuance of founders’ shares	4,500,000	4,500	(4,500)	-	-

Net loss for the period	-	-	-	(16,811)	(16,811)

Balance – May 31, 2011	4,500,000	4,500	(4,500)	(16,811)	(16,811)

Net loss for the year	-	-	-	(108,438)	(108,438)

Balance – May 31, 2012	4,500,000	4,500	(4,500)	(125,249)	(125,249)

Issuance of shares for cash	562,500	563	44,437	-	45,000

Net loss for the year	-	-	-	(55,044)	(55,044)

Balance – May 31, 2013	5,062,500	5,063	39,937	(180,293)	(135,293)

(The accompanying notes are an integral part of these financial statements)

Bahamas Concierge, Inc.

(A Development Stage Company)

Statements of Cashflows

(Expressed in US dollars)

			Accumulated from
	For the years ended		May 2, 2011 (date of inception) to
	May 31,		May 31,
	2013	2012	2013
	$	$	$

Operating Activities

Net loss	(55,044)	(108,438)	(180,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of accounts payable	-	(750)	(750)

Changes in operating assets and liabilities:
Prepaid expenses	4,000	(4,000)	-
Accounts payable and accrued liabilities	14,200	43,151	57,485
Due to related parties	1,186	1,750	2,936
Net Cash Used In Operating Activities	(35,658)	(68,287)	(120,622)

Financing Activities

Proceeds from note payable	-	70,000	87,500
Proceeds from issuance of common stock	45,000	-	45,000
Net Cash Provided by Financing Activities	45,000	70,000	132,500

Increase in Cash	9,342	1,713	11,878

Cash – Beginning of Period	2,536	823	-

Cash – End of Period	11,878	2,536	11,878

Supplemental Disclosures
Interest paid	-	-	-
Income tax paid	-	-	-

Non-cash investing and financing activities
Shares issued to founders	-	-	4,500

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of May 31, 2013, the Company has not recognized any revenue, and has a working capital deficit of $135,293 and an accumulated deficit of $180,293. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at May 31, 2013 and 2012, the Company had no cash equivalents.

d)	Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.   The Company did not have any potentially dilutive common stock as of May 31, 2013 and 2012.

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

The Company’s financial instruments consist principally of cash, and accounts payable and accrued liabilities, current notes payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table presents assets and liabilities that were measured and recognized at fair value as of May 31, 2013 and 2012:

Total Realized Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

f)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of May 31, 2013 and 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)	Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

Bahamas Concierge, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

2.     Summary of Significant Accounting Policies (continued)

-

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

Bahamas Concierge, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

2.     Summary of Significant Accounting Policies (continued)

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

3.     Notes Payable

a)

On May 3, 2011, the Company issued a $17,500 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at May 31, 2013, the Company recorded accrued interest of $3,639 (2012 - $1,889), which has been recorded as accrued liabilities.

b)

On July 1, 2011, the Company issued a $5,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at May 31, 2013, the Company recorded accrued interest of $960 (2012 - $460), which has been recorded as accrued liabilities.

Bahamas Concierge, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

3.     Notes Payable (continued)

c)

On July 5, 2011, the Company issued a $20,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at May 31, 2013, the Company recorded accrued interest of $3,819 (2012 - $1,819), which has been recorded as accrued liabilities.

d)

On October 24, 2011, the Company issued a $20,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at May 31, 2013, the Company recorded accrued interest of $3,375 (2012 - $1,375), which has been recorded as accrued liabilities.

e)

On April 10, 2012, the Company issued a $25,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at May 31, 2013, the Company recorded accrued interest of $2,856 (2012 - $356), which has been recorded as accrued liabilities.

4.     Related Party Transactions

a)	During the year ended May 31, 2013, the Company incurred management fees of $12,000 (2012 - $12,000) to the President and Director of the Company.
b)	As at May 31, 2013, the Company has prepaid management fees of $nil (2012 - $4,000) to the President and Director of the Company.
c)

As at May 31, 2013, the Company owes $2,936 (2012 - $1,750) to the President and Director of the Company for payment of general expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

5.     Common Shares

On May 2, 2011, the Company issued 4,500,000 common shares as founders’ shares to the President and Director of the Company for services rendered.

On October 25, 2012, the Company issued 562,500 common shares at $0.08 per share for proceeds of $45,000 to investors in a private placement.

6.     Income Taxes

The Company has $146,293 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2033. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at May 31, 2013 and 2012, the Company had no uncertain tax positions.

	May 31,
	2013	2012
	$	$

Net loss before taxes	(55,044)	(108,438)
Statutory rate	34%	34%

Computed expected tax recovery	18,715	36,869
Change in valuation allowance	(18,715)	(36,869)

Income tax provision	–	–

Bahamas Concierge, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

6.     Income Taxes (continued)

The significant components of deferred income tax assets and liabilities at May 31, 2013 and 2012 are as follows:

	May 31,
	2013 $	2012 $

Net operating loss carried forward	61,300	42,585

Valuation allowance	(61,300)	(42,585)

Net deferred income tax asset	–	–

7.     Subsequent Events

On June 25, 2013, an investor purchased 4,500,000 shares of the Company's stock from the President and Director of the Company in exchange for $22,500. This represents approximately 89% of the issued and outstanding shares of the Company.

On June 25, 2013, the Board accepted the resignation of David Williams as a Director and Officer of the Company, and appointed Sondra Trust, R.N., B.S. to be a Director on the Board and to act as the Company's Chief Executive Officer and President. The board also appointed Nina Goldstein to be the Chairperson of the Board and to act as the Company's Chief Financial Officer and Secretary.

On August 21, 3013, an amendment to the articles of incorporation was filed to increase the total authorized common stock from 290,000,000 shares of common stock, par value $0.001, to 1,000,000,000 shares of common stock.

On October 10, 2013, the Company issued a 5 % promissory note for $20,000, due in sixty days, to a related party. The note holder has the right to convert, at any time, the unpaid principal balance and interest for $0.25 per share.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a)           Resignation of Sadler, Gibb & Associates, LLC.

(i)       Effective August 15, 2013, Bahamas Concierge, Inc. (the “Company”) accepted the resignation of Sadler, Gibb & Associates, LLC (“Sadler”) as its principal independent registered public accounting firm. The decision to accept the resignation of Sadler was approved by the Company’s board of directors.

(ii)     The report of Sadler on the Company’s financial statements for the fiscal years ended May 31, 2011 and 2010, did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles.

(iii)      During the fiscal years ended May 31, 2011 and 2010 and during the subsequent period through to the date of Sadler’s resignation, there were no disagreements between the Company and Sadler, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Sadler, would have caused Sadler to make reference thereto in its report on the Company’s audited financial statements. In connection with the audits of the fiscal years ended May 31, 2011 and 2010 and the subsequent interim period through August 15, 2013, there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

(iv)      The Company provided Sadler with a copy of this Current Report on Form 8-K and has requested that Sadler furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not Sadler agrees with the statements made in this Current Report on Form 8-K with respect to Sadler and, if not, stating the aspects with which they do not agree.  The Company has received the requested letter from Sadler wherein they have confirmed their agreement to the Company’s disclosures in this Current Report with respect to Sadler.  A copy of Sadler's letter has been filed as an exhibit to this Current Report on Form 8-K.

(b)           Engagement of M&K CPAS, PLLC

(i)        Effective August 15, 2013, the Company engaged M&K CPAS, PLLC (“M&K”) as the Company’s independent registered public accounting firm. The engagement was approved by the Company’s board of directors.

(ii)       In connection with the Company’s appointment of M&K as the Company’s independent registered accounting firm, the Company has not consulted MBAF on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company’s financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2013 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of May 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As of May 31, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2014.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and ages of our current and former director and executive officer. Also the principal offices and positions with us held by each person and the date such person became our director, and/or executive officer. Our Board of Directors appoints our executive officers. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of shareholders, death, resignation or removal by the Board of Directors.

Name	Age	Position
Sondra Trust	64	Chief Executive Officer and Director
Nina Goldstein	53	Chief Financial Officer and Chairperson of the Board
David Williams	48	Former Director, Chairman, President, CEO, CFO, Secretary and Treasurer

Sondra Trust - From 2008 to present, Ms. Trust has been an Infusion Nurse Consultant to multiple home infusion therapy companies, specializing in intravenous administration of biological drugs and chemotherapy. From 1997 to present, Ms. Trust has been the President of International Healthcare Recruiters, Inc., specializing in the recruitment and placement of foreign and domestic healthcare professionals. Ms. Trust holds a BS in Nursing as Suma Cum Laude from Florida International University.

Nina Goldstein - From 2003 to present, Ms. Goldstein has been the Director of Marketing for Nutra Pharma Corporation - a publicly traded biotechnology company with products for the treatment of Multiple Sclerosis, HIV and Pain. Through her involvement with Nutra Pharma, she has been responsible for the creative process for packaging design, ad creation and placement. Prior to 2003, Ms. Goldstein worked as an assistant merchandise manager for a consumer electronics retailer and was responsible for inventory management, merchandising and marketing for a category that produced in excess of ninety million dollars in revenue.

David Williams – Mr. Williams attended Douglas College in New Westminster, British Columbia from 1982 to 1983. It was there that he became interested in corporate finance and securities. He then took a Canadian Securities Course in 1984. To date, Mr. Williams has over thirty years financial management experience specializing in corporate development and strategic planning, as well as financial sales and securities sales. From 2005 to 2009 he worked as a stockbroker for Global Securities Corp. focusing on sales and follow-up with client investments. From 2009 to June 25, 2013, he was a self-employed business consultant. Since becoming self-employed he has moved to the Bahamas, and his work schedule allowed him the time to devote to various other projects. He had been devoting 20-30 hours per week towards the Company. He was chosen as an officer and directors because of his knowledge of corporate structures and strategic planning, coupled with his ability to network with other businesses.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officer and director for the fiscal years ended May 31, 2013 and 2012. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
David Williams	Chairman, CEO and President (prior to June 25, 2013)	2013	$12,000(1)	$-0-		-0-	-0-	-0-	-0-	12,000
David Williams	Chairman, CEO and President	2012	$12,000(1)	$-0-		-0-	-0-	-0-	-0-	12,000

Notes to Summary Compensation Table:

(1)

Pursuant to a Management Agreement dated May 1, 2011, Mr. Williams, agreed to act as our sole officer and director and devotes approximately 20-30 hours per week to manage the affairs of the Company. Additionally, pursuant to the Management Agreement, Mr. Williams received a monthly fee of $1,000 per calendar month through May 2013. As of the date of this Filing, all compensation due and owing Mr. Williams was accrued as of May 31, 2013. There are no annuity, pension or retirement benefits proposed to be paid to our current officer and director and employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

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

None.

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

ii.    Engaging in any type of business practice; or

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended May 31, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended May 31, 2013, and the representations made by the reporting persons to us, we believe that during the year ended May 31, 2013, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Director Independence

Prior to June 25, 2013, our board of directors was composed of one member, David Williams, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. After June 25, 2013, our board of directors were composed of two members, Sondra Trust and Nina Goldstein, who do not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Security Holders Recommendations to Board of Directors

We welcome comments and questions from our shareholders. Shareholders can direct communications to our Chief Executive Officer, Sondra Trust, at our executive offices. However, while we appreciate all comments from shareholders, we may not be able to individually respond to all communications. We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC so that all shareholders have access to information about us at the same time. Ms. Trust collects and evaluates all shareholder communications. All communications addressed to our director and executive officer will be reviewed by Ms. Trust unless the communication is clearly frivolous.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information at May 31, 2013 and October 18, 2013 with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of October 18, 2013, we had 5,062,500 shares of Common Stock issued and outstanding.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)

Common Stock	David Williams Olde Town Mall 11148 Sandyport Nassau, Bahamas	4,500,000	89%

	All Directors and Officers as a Group	4,500,000	89%

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)

Common Stock	Officers and Directors: Nina Goldstein (2) 8076 Buttonwood Circle Tamarac, FL 33321	4,500,000	89%

	All Directors and Officers as a Group	4,500,000	89%

(1) Percent of Class is based on 5,062,500 shares issued and outstanding as of October 18, 2013.

The applicable percentage of ownership for each beneficial owner is based on 5,062,500 shares of common stock outstanding as of August 21, 2013. In calculating the number of shares beneficially owned by a stockholder and the percentage of ownership of that stockholder, shares of common stock issuable upon the exercise of options or warrants, or the conversion of other securities held by that stockholder, that are exercisable within 60 days, are deemed outstanding for that holder; however, such shares are not deemed outstanding for computing the percentage ownership of any other stockholder.

      (2) On June 25, 2013, Nina Goldstein purchased 4,500,000 shares of the Company's stock from David Williams in exchange for $22,500. This represents approximately 89% of the issued and outstanding shares of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On May 1, 2011, David Williams agreed to act as our sole officer and director and had devoted approximately 20-30 hours per week to manage the affairs of the Company through June 25, 2013, his resignation date. Additionally, pursuant to the Management Agreement, Mr. Williams received a monthly fee of $1,000 per calendar month through May, 2013. Such fee has been accrued through May 31, 2013.

On May 2, 2011, pursuant to the Organizational Minutes of the Company, the Company authorized the issuance of 4,500,000 shares of its Common Stock, $0.001 par value per share, to David Williams as founders’ shares. As a result, Mr. Williams owns 89% of the issued and outstanding common shares of the Company. The shares were issued pursuant to Rule 903 of Regulation S, on the basis that the investor was not a “U.S. person” as defined in Regulation S and was not acquiring the shares for the account or benefit of a U.S. person.

On June 25, 2013, Nina Goldstein purchased 4,500,000 shares of the Company's stock from David Williams in exchange for $22,500. This represents approximately 89% of the issued and outstanding shares of the Company.

On June 25, 2013, the Board accepted the resignation of David Williams as a Director and Officer of the Company and appointed Nina Goldstein to be the Chairperson of the Board and to act as the Company's Chief Financial Officer and Secretary.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

● Disclosing such transactions in reports where required;

● Disclosing in any and all filings with the SEC, where required;

● Obtaining disinterested directors consent; and

● Obtaining shareholder consent where required.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended May 31, 2013	Year Ended May 31, 2012
Audit fees	$9,000	$7,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$9,000	$7,000

Audit Fees

During the fiscal year ended May 31, 2013, we incurred approximately $9,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended May 31, 2013.

During the fiscal years ended May 31, 2012, we incurred approximately $7,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended May 31, 2012.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended May 31, 2013 and 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended May 31, 2013 and 2012 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended May 31, 2013 and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

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

BAHAMAS CONCIERGE, INC.
Dated: October 22, 2013		/s/ Sondra Trust
	By:	Sondra Trust
	Its:	President, Chief Executive Officer, Director

Dated: October 22, 2013		/s/ Nina Goldstein
	By:	Nina Goldstein
	Its:	Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: October 22, 2013		/s/ Sondra Trust
	By:	Sondra Trust
	Its:	President, Chief Executive Officer, Director

Dated: October 22, 2013		/s/ Nina Goldstein
	By:	Nina Goldstein
	Its:	Chief Financial Officer