Form 10-Q
period 2013-08-31
BAHAMAS CONCIERGE, INC.
filed 2013-10-28
CIK 1526759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-176048

BAHAMAS CONCIERGE, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0724671
(State of incorporation)	(I.R.S. Employer Identification No.)

8076 Buttonwood Circle

Tamarac, Florida 33323

(Address of principal executive offices)

Phone:  (954) 295-9754

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes         ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes         ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes         ☐No

As of October 24, 2013, there were 5,062,500 shares of the registrant’s $.001 par value Common Stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Bahamas Concierge, Inc.

(A Development Stage Company)

Condensed

Financial Statements

For the Three Months Ended August 31, 2013 and 2012

(Unaudited)

Condensed Balance Sheets	2

Condensed Statements of Operations	3

Condensed Statements of Cash Flows	4

Notes to the Condensed Financial Statements	5

Bahamas Concierge, Inc.

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

	August 31, 2013 $	May 31, 2013 $
	(unaudited)
ASSETS

Cash	9,878	11,878

Total Assets	9,878	11,878

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	68,566	56,735
Notes payable	87,500	87,500
Due to related parties	5,001	2,936

Total Liabilities	161,067	147,171

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share; Issued and outstanding: nil preferred shares	-	-
Common Stock
Authorized: 1000,000,000,000 common shares with a par value of $0.001 per share; Issued and outstanding: 5,062,500 common shares at August 31, 2013 and May 31, 2013, respectively	5,063	5,063
Additional paid-in capital	39,937	39,937
Deficit accumulated during development stage	(196,189)	(180,293)
Total Stockholders’ Deficit	(151,189)	(135,293)
Total Liabilities and Stockholders’ Deficit	9,878	11,878

(The accompanying notes are an integral part of these condensed financial statements)

Bahamas Concierge, Inc.

(A Development Stage Company)

Statements of Operations

(Expressed in US dollars)

(Unaudited)

	For the three months ended August 31,		Accumulated from May 2, 2011 (Date of Inception) to August 31,
	2013	2012	2013
	$	$	$

Revenues	-	-	-

Operating Expenses

General and administrative	1,690	1,362	33,334
Management fees	-	3,000	25,000
Professional fees	12,000	12,250	121,750

Total Operating Expenses	13,690	16,612	180,084

Loss from operations	(13,690)	(16,612)	(180,084)

Other Income (Expense)

Gain on forgiveness of liabilities	-	-	750
Interest expense	(2,206)	(2,205)	(16,855)

Total other income (expense)	(2,206)	(2,205)	(16,105)

Net Loss	(15,896)	(18,817)	(196,189)

Net Loss per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	5,062,500	4,500,000

(The accompanying notes are an integral part of these condensed financial statements)

Bahamas Concierge, Inc.

(A Development Stage Company)

Statements of Cashflows

(Expressed in US dollars)

(Unaudited)

	For the three months ended August 31,		Accumulated from May 2, 2011 (date of inception) to August 31,
	2013	2012	2013
	$	$	$

Operating Activities

Net loss	(15,896)	(18,817)	(196,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of liabilities	-	-	(750)
Changes in operating assets and liabilities:
Prepaid expenses	-	4,000	-
Accounts payable and accrued liabilities	11,831	11,495	69,316
Due to related parties	2,065	975	5,001
Net Cash Used In Operating Activities	(2,000)	(2,347)	(122,622)

Financing Activities

Proceeds from note payable	-	-	87,500
Proceeds from issuance of common stock	-	-	45,000
Net Cash Provided by Financing Activities	-	-	132,500

Increase (Decrease) in Cash	(2,000)	(2,347)	9,878

Cash – Beginning of Period	11,878	2536	-

Cash – End of Period	9,878	189	9,878

Supplemental Disclosures
Interest paid	-	-	-
Income tax paid	-	-	-

Non-cash investing and financing activities
Shares issued to founders	-	-	4,500

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of August 31, 2013, the Company has not recognized any revenue, and has a working capital deficit of $151,189 and an accumulated deficit of $196,189. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at August 31, 2013 and May 31, 2013, the Company had no cash equivalents.

Bahamas Concierge, Inc.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(Expressed in US dollars)

(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

d)	Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.   The Company did not have any potentially dilutive common stock as of August 31, 2013 and 2012.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2013 and May 31, 2013:

Total Realized Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

Bahamas Concierge, Inc.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(Expressed in US dollars)

(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

f)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of August 31, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Bahamas Concierge, Inc.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(Expressed in US dollars)

(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

g)	Recent Accounting Pronouncements(continued)

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

Bahamas Concierge, Inc.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(Expressed in US dollars)

(Unaudited)

3.     Notes Payable

a)

On May 3, 2011, the Company issued a $17,500 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at August 31, 2013, the Company recorded accrued interest of $4,082 (May 31, 2013 - $3,639), which has been recorded as accrued liabilities.

b)

On July 1, 2011, the Company issued a $5,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at August 31, 2013, the Company recorded accrued interest of $1,086 (May 31, 2013 - $960), which has been recorded as accrued liabilities.

c)

On July 5, 2011, the Company issued a $20,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at August 31, 2013, the Company recorded accrued interest of $4,323 (May 31, 2013 - $3,819), which has been recorded as accrued liabilities.

d)

On October 24, 2011, the Company issued a $20,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at May 31, 2013, the Company recorded accrued interest of $3,879 (May 31, 2013 - $3,375), which has been recorded as accrued liabilities.

e)

On April 10, 2012, the Company issued a $25,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at May 31, 2013, the Company recorded accrued interest of $3,486 (May 31, 2013 - $2,856), which has been recorded as accrued liabilities.

4.     Related Party Transactions

a)	During the three months ended August 31, 2013, the Company incurred management fees of $nil (May 31, 2013 - $3,000) to the former President and Director of the Company.

b)

As at August 31, 2013, the Company owes $936 (May 31, 2013 - $2,936) to the former President and Director of the Company for payment of general expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

c)

As at August 31, 2013, the Company owes $2,065 (May 31, 2013 - $nil) to a related party, the immediate family member of the President and Director of the Company for payment of general expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

d)

As at August 31, 2013, the Company owes $2,000 (May 31, 2013 - $nil) to Chief Financial Officer and Secretary of the Company for payment of general expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

Bahamas Concierge, Inc.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(Expressed in US dollars)

(Unaudited)

5.     Common Shares

On October 25, 2012, the Company issued 562,500 common shares at $0.08 per share for proceeds of $45,000.

On June 25, 2013, Nina Goldstein, Chief Financial Officer of the Company, purchased 4,500,000 shares of the Company's stock from the former President and Director of the Company in exchange for $22,500.00. This represents approximately 89% of the issued and outstanding shares of the Company. As a result of this, the Board accepted the resignation of David Williams as a Director and Officer of the Company and appointed Nina Goldstein as the Chairperson of the Board and to act as the Company's Chief Financial Officer and Secretary. The Board also appointed Sondra Trust, R.N., B.S. as a Director on the Board and to act as the Company's Chief Executive Officer and President

On August 21, 3013, an amendment to the articles of incorporation was filed to increase the total authorized common stock from 290,000,000 shares of common stock, par value $0.001, to 1,000,000,000 shares of common stock.

6.     Subsequent Events

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

Plan of Operations

The first step in providing our concierge services to the general public is our networking.  We have done extensive research to come up with a list of services that he feels the Company will be able to offer; however, currently there have been no agreements or arrangements with third party vendors to allow us to provide the services that we offer.  We intends to spend a significant portion of his time seeking out relevant vendors to create a network of affiliates and partnerships, who will provide the services that we are offering our clients.  Our network of vendors will represent our Company on a day-to-day basis.

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

RESULTS OF OPERATIONS

Working Capital

	August 31, 2013 $	May 31, 2013 $
Current Assets	9,878	11,878
Current Liabilities	161,067	147,171
Working Capital (Deficit)	(151,189)	(135,293)

Cash Flows

	Three months ended August 31, 2013 $	Three months ended August 31, 2012 $
Cash Flows from (used in) Operating Activities	(2,000)	(2,347)
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	(2,000)	(2,347)

Operating Revenues

From our inception on May 2, 2011 to August 31, 2013, we did not have any operating revenues.

Operating Expenses and Net Loss

During the three months ended August 31, 2013, the Company incurred operating expenses of $13,690 compared with $16,612 for the three months ended August 31, 2012.  The decrease in operating expenses were attributed to $250 decrease in  professional fees, $3,000 decrease in management fees due to resignation of former President and Director of the Company who earned $1,000 a month, and $328 decrease in general and administrative expenses.

For the three months ended August 31, 2013, the Company incurred a net loss of $15,896 or $nil loss per share compared with a net loss of $18,817 or $nil loss per share for the three months ended August 31, 2012.  In addition to operating expenses, the Company incurred interest expense of $2,206 and $2,205, respectively for the three months ended August 31, 2013 and 2012 related to the $87,500 of outstanding notes payable, which are unsecured, bears interest at 10% per annum, and is due on demand.

Liquidity and Capital Resources

As at August 31, 2013, the Company had a cash balance and total assets of $9,878 compared with cash balance and total assets of $11,878 as at May 31, 2013.  The decrease in cash and total assets were attributed to the use of cash for the Company’s operating activities as the Company did not receive any proceeds from financing activities during the period.

As at August 31, 2013, the Company had total liabilities of $161,067 compared with $147,171 as at May 31, 2013.  The increase was attributed to an increase of $11,831 in accounts payable and accrued liabilities and an increase of $2,065 in due to related parties as the Company had limited cash flows and was unable to satisfy outstanding obligations.

As at August 31, 2013, the Company had a working capital deficit of $151,189 compared with a working capital deficit of $135,293 as at May 31, 2013.  The increase in working capital deficit was attributed to an increase in accounts payable and accrued liabilities as the Company had limited cash flows to repay outstanding obligations.

Cashflow from Operating Activities

During the three months ended August 31, 2013, the Company used $2,000 of cash for operating activities compared with the use of $2,347 during the three months ended August 31, 2012.  The decrease in the use of cash for operating activities was due to the fact that the Company only had limited amounts of cash during the current period.

Cashflow from Financing Activities

During the three months ended August 31, 2013 and 2012, the Company did not have any financing activities.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of August 31, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

BAHAMAS CONCIERGE, INC.

Dated: October 24, 2013		/s/ Sondra Trust
	By:	Sondra Trust
	Its:	President, Chief Executive Officer, Director

Dated: October 24, 2013		/s/ Nina Goldstein
	By:	Nina Goldstein
	Its:	Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: October 24, 2013		/s/ Sondra Trust
	By:	Sondra Trust
	Its:	President, Chief Executive Officer, Director

Dated: October 24, 2013		/s/ Nina Goldstein
	By:	Nina Goldstein
	Its:	Chief Financial Officer