Form 10-Q
period 2013-11-30
BAHAMAS CONCIERGE, INC.
filed 2013-12-23
CIK 1526759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes    ☐ No

As of December 20, 2013, there were 5,062,500 shares of the registrant’s $.001 par value Common Stock issued and outstanding.

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

For the Three and Six Months Ended November 30, 2013 and 2012

(Unaudited)

Condensed Balance Sheets	2

Condensed Statements of Operations	3

Condensed Statements of Cash Flows	4

Notes to the Condensed Financial Statements	5

Bahamas Concierge, Inc.

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

	November 30,	May 31,
	2013	2013
	$	$
	(unaudited)
ASSETS

Cash	5,855	11,878

Total Assets	5,855	11,878

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	62,221	56,735
Notes payable	87,500	87,500
Convertible debt - related party	20,000	-
Due to related parties	9,001	2,936

Total Liabilities	178,722	147,171

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share; Issued and outstanding: nil preferred shares	-	-
Common Stock
Authorized: 1,000,000,000 common shares with a par value of $0.001 per share; Issued and outstanding: 5,062,500 common shares at November 30, 2013 and May 31, 2013, respectively.	5,063	5,063
Additional paid-in capital	40,108	39,937
Deficit accumulated during development stage	(218,038)	(180,293)
Total Stockholders’ Deficit	(172,867)	(135,293)
Total Liabilities and Stockholders’ Deficit	5,855	11,878

(The accompanying notes are an integral part of these unaudited condensed financial statements)

Bahamas Concierge, Inc.

(A Development Stage Company)

Statements of Operations

(Expressed in US dollars)

(Unaudited)

	For the three months ended November 30,		For the six months ended November 30,		Accumulated from May 2, 2011 (Date of Inception)
	2013	2012	2013	2012	to November 30, 2013
	$	$	$	$	$

Revenues	-	-	-	-	-

Operating Expenses

General and administrative	5,272	3,349	6,962	4,711	38,606
Management fees	-	3,000	-	6,000	25,000
Professional fees	14,085	8,250	26,085	20,500	135,835

Total Operating Expenses	19,357	14,599	33,047	31,211	199,441

Loss from operations	(19,357)	(14,599)	(33,047)	(31,211)	(199,441)

Other Income (Expense)

Gain on forgiveness of liabilities	-	-	-	-	750
Interest expense	(2,492)	(2,182)	(4,698)	(4,387)	(19,347)

Total other (expense)	(2,492)	(2,182)	(4,698)	(4,387)	(18,597)

Net Loss	(21,849)	(16,781)	(37,745)	(35,598)	(218,038)

Net Loss per Share – Basic and Diluted	(0.00)	(0.00)	(0.01)	(0.01)

Weighted Average Shares Outstanding – Basic and Diluted	5,062,500	4,728,709	5,062,500	4,613,730

(The accompanying notes are an integral part of these unaudited condensed financial statements)

Bahamas Concierge, Inc.

(A Development Stage Company)

Statements of Cashflows

(Expressed in US dollars)

(Unaudited)

	For the six months ended		Accumulated from May 2, 2011 (date of inception) to
	November 30,		November 30,
	2013	2012	2013
	$	$	$
Operating Activities
Net loss	(37,745)	(35,598)	(218,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of liabilities	-	-	(750)
Imputed interest	171	-	171
Changes in operating assets and liabilities:
Prepaid expenses	-	4,000	-
Accounts payable and accrued liabilities	5,486	16,239	62,971
Net Cash Used In Operating Activities	(32,088)	(15,359)	(155,646)

Financing Activities
Proceeds from note payable	-	-	87,500
Proceeds from related parties	26,065	(1,064)	29,001
Proceeds from issuance of common stock	-	45,000	45,000
Net Cash Provided by Financing Activities	26,065	43,936	161,501

Increase (Decrease) in Cash	(6,023)	28,577	5,855
Cash – Beginning of Period	11,878	2,536	-
Cash – End of Period	5,855	31,113	5,855
Supplemental Disclosures
Interest paid	-	-	-
Income tax paid	-	-	-

Non-cash investing and financing activities
Shares issued to founders	-	-	4,500

(The accompanying notes are an integral part of these unaudited condensed financial statements)

Bahamas Concierge, Inc.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(Expressed in US dollars)

(Unaudited)

1.     Nature of Operations and Continuance of Business

Bahamas Concierge, Inc. (the “Company”) was in

corporated in the State of Nevada on May 2, 2011. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of November 30, 2013, the Company has not recognized any revenue, and has a working capital deficit of $172,867 and an accumulated deficit of $218,038. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at November 30, 2013 and May 31, 2013, the Company had no cash equivalents.

Bahamas Concierge, Inc.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(Expressed in US dollars)

(Unaudited)

2.            Summary of Significant Accounting Policies (continued)

d)	Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.   The Company did not have any potentially dilutive common stock as of November 30, 2013 and 2012.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of November 30, 2013 and May 31, 2013:

Total Realized Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

Bahamas Concierge, Inc.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(Expressed in US dollars)

(Unaudited)

2.            Summary of Significant Accounting Policies (continued)

f)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of November 30, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Bahamas Concierge, Inc.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(Expressed in US dollars)

(Unaudited)

3.     Notes Payable

a)

On May 3, 2011, the Company issued a $17,500 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at November 30, 2013, the Company recorded accrued interest of $4,516 (May 31, 2013 - $3,639), which has been recorded as accrued liabilities.

b)

On July 1, 2011, the Company issued a $5,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at November 30, 2013, the Company recorded accrued interest of $1,211 (May 31, 2013 - $960), which has been recorded as accrued liabilities.

c)

On July 5, 2011, the Company issued a $20,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at November 30, 2013, the Company recorded accrued interest of $4,822 (May 31, 2013 - $3,819), which has been recorded as accrued liabilities.

d)

On October 24, 2011, the Company issued a $20,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at May 31, 2013, the Company recorded accrued interest of $4,378 (May 31, 2013 - $3,375), which has been recorded as accrued liabilities.

e)

On April 10, 2012, the Company issued a $25,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at May 31, 2013, the Company recorded accrued interest of $4,110 (May 31, 2013 - $2,856), which has been recorded as accrued liabilities.

4.     Related Party Transactions

1)	Due to related parties

a)

During the six months ended November 30, 2013, the Company incurred management fees of $nil (May 31, 2013 - $3,000) to the former President and Director of the Company. As at November 30, 2013, the Company owes $936 (May 31, 2013 - $2,936) to the former President and Director of the Company for payment of general expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

b)

As at November 30, 2013, the Company owes $2,065 (May 31, 2013 - $nil) to a related party, the immediate family member of the President and Director of the Company for payment of general expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

c)

As at November 30, 2013, the Company owes $6,000 (May 31, 2013 - $nil) to Chief Financial Officer and Secretary of the Company for payment of general expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

The amounts owing above have an imputed interest at 8%. It has been expensed and recorded as additional paid-in capital of $171 and $nil at six months ended November 30, 2013 and 2012, respectively.

Bahamas Concierge, Inc.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(Expressed in US dollars)

(Unaudited)

4.     Related Party Transactions (continued)

2)	Convertible debt

On October 10, 2013, the Company issued a convertible note of $20,000 to a related party, the immediate family member of President and Director of the Company. The note accrues interest at 5% per annum and matures in six months. The note is convertible into shares of Company’s common stock at a conversion price of $0.25 per share. As at November 30, 2013, the Company recorded accrued interest of $140 (May 31, 2013 - $nil), which has been included as accrued liabilities. The Company evaluated the Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability. The Company also determined that there is no beneficial conversion feature discount resulting from the conversion price of $0.25 per share above the market price on October 25, 2012 of $0.08 per share.

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

Company Overview

Bahamas Concierge, Inc. was incorporated in the state of Nevada on May 2, 2011. Headquartered in Nassau, Bahamas, we plan on becoming a full-service concierge company for the Bahamas. We intend to offer a wide array of concierge services to our clients, thereby hoping to reach a wider range of clients. Initially, we intend to market our services to the following three sectors: (i) tourists, (ii) business travelers, and (iii) local island residents. We will offer different pricing structures for each of the sectors, and we will focus on marketing different services to each sector as we believe their requests and needs will be different. We intend to charge a monthly subscription price for the local island residents and long-term tourists using our services, and charge business travelers and short-term vacationers on a per-transaction basis.

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

RESULTS OF OPERATIONS

Comparison of Three Months Periods Ended November 30, 2013 and November 30, 2012

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses and Net Loss

During the three months ended November 30, 2013, the Company incurred operating expenses of $19,357 compared with $14,599 for the three months ended November 30, 2012.  The increase in operating expenses were attributed to $5,835 increase in  professional fees, $3,000 decrease in management fees due to resignation of former President and Director of the Company who earned $1,000 a month, and $1,923 increase in general and administrative expenses.

For the three months ended November 30, 2013, the Company incurred a net loss of $21,849 or $nil loss per share compared with a net loss of $16,781 or $nil loss per share for the three months ended November 30, 2012.  In addition to operating expenses, the Company incurred interest expense of $2,492 and $2,182, respectively for the three months ended November 30, 2013 and 2012 primarily related to the $87,500 of outstanding notes payable, which are unsecured, bears interest at 10% per annum, and is due on demand.

Comparison of Six Months Periods Ended November 30, 2013 and November 30, 2012

Working Capital

	November 30, 2013 $	May 31, 2013 $
Current Assets	5,855	11,878
Current Liabilities	178,722	147,171
Working (Deficit)	(172,867)	(135,293)

Cash Flows

	Six months ended November 30, 2013 $	Six months ended November 30, 2012 $
Cash Flows (used in) Operating Activities	(32,088)	(15,359)
Cash Flows from Financing Activities	26,065	49,936
Net (decrease) in Cash During Period	(6,023)	28,577

Operating Revenues

From our inception on May 2, 2011 to November 30, 2013, we did not have any operating revenues.

Operating Expenses and Net Loss

During the six months ended November 30, 2013, the Company incurred operating expenses of $33,047 compared with $31,211 for the six months ended November 30, 2012.  The increase in operating expenses were attributed to $5,585 increase in  professional fees, $6,000 decrease in management fees due to resignation of former President and Director of the Company who earned $1,000 a month, and $2,251 increase in general and administrative expenses.

For the six months ended November 30, 2013, the Company incurred a net loss of $37,745 or $0.01 loss per share compared with a net loss of $35,598 or $0.01 loss per share for the six months ended November 30, 2012.  In addition to operating expenses, the Company incurred interest expense of $4,698 and $4,387, respectively for the six months ended November 30, 2013 and 2012 primarily related to the $87,500 of outstanding notes payable, which are unsecured, bears interest at 10% per annum, and is due on demand.

Liquidity and Capital Resources

As at November 30, 2013, the Company had a cash balance and total assets of $5,855 compared with cash balance and total assets of $11,878 as at May 31, 2013.  The decrease in cash and total assets were attributed to the increase of cash used in the Company’s operating activities and minimum fund received from related party loans during the period.

As at November 30, 2013, the Company had total liabilities of $178,722 compared with $147,171 as at May 31, 2013.  The increase was attributed to an increase of $5,486 in accounts payable and accrued liabilities and an increase of $26,065 in due to related parties as the Company had limited cash flows and was unable to satisfy outstanding obligations.

As at November 30, 2013, the Company had a working capital deficit of $172,867 compared with a working capital deficit of $135,293 as at May 31, 2013.  The increase in working capital deficit was attributed to an increase in accounts payable and accrued liabilities, and increase in related party loans as the Company had limited cash flows to repay outstanding obligations.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

On October 10, 2013, the Company issued a 5% promissory note for $20,000, due in six months, to a related party. The note holder has the right to convert, at any time, the unpaid principal balance and interest for $0.25 per share.

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

On August 21, 2013, an amendment to the articles of incorporation was filed to increase the total authorized common stock from 290,000,000 shares of common stock, par value $0.001, to 1,000,000,000 shares of common stock.

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

BAHAMAS CONCIERGE, INC.

Dated: December 20, 2013	/s/ Sondra Trust
By: Sondra Trust
Its: President, Chief Executive Officer, Director

Dated:  December 20, 2013

/s/ Nina Goldstein
By:	Nina Goldstein
Its:	Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 20, 2013	/s/ Sondra Trust
By: Sondra Trust
Its: President, Chief Executive Officer, Director

Dated:  December 20, 2013

/s/ Nina Goldstein
By:	Nina Goldstein
Its:	Chief Financial Officer