Form 10-Q
period 2014-02-28
BAHAMAS CONCIERGE, INC.
filed 2015-10-23
CIK 1526759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-176048

BAHAMAS CONCIERGE, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0724671
(State of incorporation)	(I.R.S. Employer Identification No.)

8076 Buttonwood Circle

Tamarac, Florida 33323

(Address of principal executive offices)

Phone:  (954) 295-9754

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)   Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☑ No ☐

As of October 23, 2015, there were 5,062,500 shares of the registrant’s $.001 par value Common Stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Bahamas Concierge, Inc.

Condensed Balance Sheets

(Expressed in US dollars)

	February 28,	May 31,
	2014	2013
	$	$
	(unaudited)
ASSETS

Cash	1,382	11,878

Total Assets	1,382	11,878

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	83,377	56,735
Notes payable	87,500	87,500
Convertible debt - related party	20,000	-
Due to related parties	9,000	2,936

Total Liabilities	199,877	147,171

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share; Issued and outstanding: nil preferred shares	-	-
Common Stock
Authorized: 1,000,000,000 common shares with a par value of $0.001 per share; Issued and outstanding: 5,062,500 common shares at February 28, 2014 and May 31, 2013, respectively.	5,063	5,063
Additional paid-in capital	40,285	39,937
Accumulated Deficit	(243,843)	(180,293)

Total Stockholders’ Deficit	(198,495)	(135,293)

Total Liabilities and Stockholders’ Deficit	1,382	11,878

(The accompanying notes are an integral part of these unaudited condensed financial statements)

Bahamas Concierge, Inc.

Condensed Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended		For the nine months ended
	February 28,		February 28,
	2014	2013	2014	2013
	$	$	$	$

Revenues	-	-	-	-

Operating Expenses

General and administrative	4,774	4,475	11,736	9,186
Management fees	-	3,000	-	9,000
Professional fees	18,450	8,250	44,535	28,750

Total Operating Expenses	23,224	15,725	56,271	46,936

Loss from operations	(23,224)	(15,725)	(56,271)	(46,936)

Other Income (Expense)

Interest expense	(2,581)	(2,158)	(7,279)	(6,545)

Total other (expense)	(2,581)	(2,158)	(7,279)	(6,545)

Net Loss	(25,805)	(17,883)	(63,550)	(53,481)

Net Loss per Share – Basic and Diluted	(0.01)	(0.00)	(0.01)	(0.01)

Weighted Average Shares Outstanding – Basic and Diluted	5,062,500	5,062,500	5,062,500	4,759,615

(The accompanying notes are an integral part of these unaudited condensed financial statements)

Bahamas Concierge, Inc.

Condensed Statements of Cashflows

(Expressed in US dollars)

(unaudited)

	For the nine months ended
	February 28,
	2014	2013
	$	$
Operating Activities

Net loss	(63,550)	(53,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	348	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	26,642	22,035
Net Cash Used In Operating Activities	(36,560)	(31,446)

Financing Activities

Proceeds from convertible debt from a related party	20,000	-
Proceeds from note payable from related parties	6,064	4,475
Proceeds from issuance of common stock	-	45,000
Net Cash Provided by Financing Activities	26,064	49,475

Increase (Decrease) in Cash	(10,496)	18,029

Cash – Beginning of Period	11,878	2,536

Cash – End of Period	1,382	20,565

(The accompanying notes are an integral part of these unaudited condensed financial statements)

Bahamas Concierge, Inc.

Notes to the Condensed Financial Statements

(Expressed in US dollars)

(Unaudited)

1.   Nature of Operations and Continuance of Business

Bahamas Concierge, Inc. (the “Company”) was incorporated in the State of Nevada on May 2, 2011.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of February 28, 2014, the Company has not recognized any revenue, and has a working capital deficit of $198,495 and an accumulated deficit of $243,843. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)   Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at February 28, 2014 and May 31, 2013, the Company had no cash equivalents.

d)   Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The Company did not include potentially dilutive common stock during the period ended February 28, 2014 and 2013 in the EPS.

Bahamas Concierge, Inc.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of February 28, 2014 and May 31, 2013:

	Fair Value Measurements at February 28, 2014
Description	Level 1	Level 2	Level 3	Total Realized Loss

Convertible debt	$-	$-	$20,000	$-
Totals	$-	$-	$20,000	$-

	Fair Value Measurements at May 31, 2013
Description	Level 1	Level 2	Level 3	Total Realized Loss

Derivative Liability	$-	$-	$-	$-
Totals	$-	$-	$-	$-

f)   Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of February 28, 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Bahamas Concierge, Inc.

Notes to the Condensed Financial Statements

(Expressed in US dollars)

(Unaudited)

2.   Summary of Significant Accounting Policies (continued)

g)   Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The early adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

On August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements – Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force).  The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

3.   Notes Payable

a)

On May 3, 2011, the Company issued a $17,500 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at February 28, 2014, the Company recorded accrued interest of $4,948 (May 31, 2013 - $3,639), which has been recorded as accrued liabilities.

b)

On July 1, 2011, the Company issued a $5,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at February 28, 2014, the Company recorded accrued interest of $1,334 (May 31, 2013 - $960), which has been recorded as accrued liabilities.

Bahamas Concierge, Inc.

Notes to the Condensed Financial Statements

(Expressed in US dollars)

(Unaudited)

3.   Notes Payable (continued)

c)

On July 5, 2011, the Company issued a $20,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at February 28, 2014, the Company recorded accrued interest of $5,315 (May 31, 2013 - $3,819), which has been recorded as accrued liabilities.

d)

On October 24, 2011, the Company issued a $20,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at February 28, 2014, the Company recorded accrued interest of $4,871 (May 31, 2013 - $3,375), which has been recorded as accrued liabilities.

e)

On April 10, 2012, the Company issued a $25,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at February 28, 2014, the Company recorded accrued interest of $4,726 (May 31, 2013 - $2,856), which has been recorded as accrued liabilities.

f)

Convertible debt

On October 10, 2013, the Company issued a convertible note of $20,000 to a related party, the immediate family member of President and Director of the Company. The note accrues interest at 5% per annum and matures in six months. The note is convertible into shares of Company’s common stock at a conversion price of $0.25 per share. As at February 28, 2014, the Company recorded accrued interest of $386 (May 31, 2013 - $nil), which has been included as accrued liabilities. The Company evaluated the Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability. The Company also determined that there is no beneficial conversion feature discount resulting from the conversion price of $0.25 per share above the market price on October 25, 2012 of $0.08 per share.

4.   Related Party Transactions

1)

Due to related parties

a)

During the Nine months ended February 28, 2014, the Company incurred management fees of $nil (May 31, 2013 - $3,000) to the former President and Director of the Company. As at February 28, 2014, the Company owes $936 (May 31, 2013 - $2,936) to the former President and Director of the Company for payment of general expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

b)

As at February 28, 2014, the Company owes $2,065 (May 31, 2013 - $nil) to the former Chief Executive Officer and Director of the Company for payment of general expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

c)

As at February 28, 2014, the Company owes $6,000 (May 31, 2013 - $nil) to the Chief Executive Officer and Director of the Company for payment of general expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

The amounts owing above have an imputed interest at 8%.  It has been expensed and recorded as additional paid-in capital of $348 and $nil at nine months ended February 28, 2014 and 2013, respectively.

5.   Common Shares

On October 25, 2012, the Company issued 562,500 common shares at $0.08 per share for proceeds of $45,000.

On June 25, 2013, Nina Goldstein, the Chief Executive Officer and Director of the Company, purchased 4,500,000 shares of the Company's stock from the former President and Director of the Company in exchange for $22,500.00. This represents approximately 89% of the issued and outstanding shares of the Company.

On August 21, 3013, an amendment to the articles of incorporation was filed to increase the total authorized common stock from 290,000,000 shares of common stock, par value $0.001, to 1,000,000,000 shares of common stock.

Bahamas Concierge, Inc.

Notes to the Condensed Financial Statements

(Expressed in US dollars)

(Unaudited)

6.   Subsequent Events

On May 1, 2014, the debtor of the notes payable sold the debts of $87,500.00 (See Note 3, $17,500 on May 3, 2011; $5,000 on July 1, 2011; $20,000 on July 5, 2011; $20,000 on October 4, 2011; and $25,000 on April 10, 2012) plus accrued interest of $22,681 to MGRD, Inc. who is owned by a related party, an immediate family member of Chief Executive Officer and Director of the Company.

The convertible loan of $20,000 issued on October 10, 2013 to a related party matured on March 3, 2014 (See Note 3). The Company was unable to repay the loan on the maturity date, and the principal balance and accrued interest are in default. The Company continued accruing interest after the maturity date. On May 5, 2014, the Debtor sold the principal balance of $20,000 plus accrued interest of $567 to MGRD, Inc. who is owned by a related party, an immediate family member of Chief Executive Officer and Director of the Company.

On May 13, 2014, the Company owed the Chief Executive Officer and Director of the Company in the amount of $4,348 and the former Chief Executive Officer and Director of the Company in the amount of $2,065. The debts for a total of $6,413 were sold to MGRD, Inc. who is owned by a related party, an immediate family member of the Chief Executive Officer and Director of the Company.

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

RESULTS OF OPERATIONS

Comparison of Three Months Periods Ended February 28, 2014 and February 28, 2013

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses and Net Loss

During the three months ended February 28, 2014, the Company incurred operating expenses of $23,224 compared with $15,725 for the three months ended February 28, 2013.  The increase in operating expenses were attributed to $10,200 increase in  professional fees, $3,000 decrease in management fees due to resignation of former President and Director of the Company who earned $1,000 a month, and $299 increase in general and administrative expenses.

For the three months ended February 28, 2014, the Company incurred a net loss of $25,805 compared with a net loss of $17,883 for the three months ended February 28, 2013.  In addition to operating expenses, the Company incurred interest expense of $2,581 and $2,158, respectively for the three months ended February 28, 2014 and 2013 primarily related to the $87,500 of outstanding notes payable, which are unsecured, bear interest at 10% per annum, and are due on demand.

Comparison of Nine Months Periods Ended February 28, 2014 and February 28, 2013

Working Capital

	February 28, 2014 $	May 31, 2013 $
Current Assets	1,382	11,878
Current Liabilities	199,877	147,171
Working (Deficit)	(198,495)	(135,293)

Cash Flows

	Nine months ended February 28, 2014 $	Nine months ended February 28, 2013 $
Cash Flows (used in) Operating Activities	(36,560)	(31,446)
Cash Flows from Financing Activities	26,064	49,475
Net (decrease) in Cash During Period	(10,496)	18,029

Operating Revenues

During the nine months ended February 28, 2014 and 2013, we did not have any operating revenues.

Operating Expenses and Net Loss

During the nine months ended February 28, 2014, the Company incurred operating expenses of $56,271 compared with $46,936 for the nine months ended February 28, 2013.  The increase in operating expenses were attributed to $15,785 increase in  professional fees, $9,000 decrease in management fees due to resignation of former President and Director of the Company  who earned $1,000 a month, and $2,550 increase in general and administrative expenses.

For the nine months ended February 28, 2014, the Company incurred a net loss of $63,550 compared with a net loss of $53,481 for the nine months ended February 28, 2013.  In addition to operating expenses, the Company incurred interest expense of $7,279 and $6,545, respectively for the nine months ended February 28, 2014 and 2013 primarily related to the $87,500 of outstanding notes payable, which are unsecured, bear interest at 10% per annum, and are due on demand.

Liquidity and Capital Resources

As at February 28, 2014, the Company had a cash balance and total assets of $1,382 compared with cash balance and total assets of $11,878 as at May 31, 2013.  The decrease in cash and total assets were attributed to the increase of cash used in the Company’s operating activities and minimum fund received from related party loans during the period.

As at February 28, 2014, the Company had total liabilities of $199,877 compared with $147,171 as at May 31, 2013.  The increase was attributed to an increase of $26,642 in accounts payable and accrued liabilities, an increase of $6,064 of notes payable due to related parties, and an increase of $20,000 of convertible debt due to a related party as the Company had limited cash flows and was unable to satisfy outstanding obligations.

As at February 28, 2014, the Company had a working capital deficit of $198,495 compared with a working capital deficit of $135,293 as at May 31, 2013.  The increase in working capital deficit was attributed to an increase in accounts payable and accrued liabilities, and increase in related party loans as the Company had limited cash flows to repay outstanding obligations.

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

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The early adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

On August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements – Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force).  The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of February 28, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

On May 1, 2014, the debtor of the notes payable sold the debts of $87,500.00 (See Note 3,  $17,500 on May 3, 2011; $5,000 on July 1, 2011; $20,000 on July 5, 2011; $20,000 on October 4, 2011; and $25,000 on April 10, 2012) plus accrued interest of $22,681 to MGRD, Inc. who is owned by a related party, an immediate family member of Chief Executive Officer and Director of the Company.

The convertible loan of $20,000 issued on October 10, 2013 to a related party matured on March 3, 2014 (See Note 4). The Company was unable to repay the loan on the maturity date, and the principal balance and accrued interest are in default. The Company continued accruing interest after the maturity date. On May 5, 2014, the Debtor sold the principal balance of $20,000 plus accrued interest of $567 to MGRD, Inc. who is owned by a related party, an immediate family member of Chief Executive Officer and Director of the Company.

On May 13, 2014, the Company owed the Chief Executive Officer and Director of the Company in the amount of $4,348 and the former Chief Executive Officer and Director of the Company in the amount of $2,065. The debts for a total of $6,413 were sold to MGRD, Inc. who is owned by a related party, an immediate family member of the Chief Executive Officer and Director of the Company.

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

On December 5, 2013, the Board accepted the resignation of Sondra Trust as a Director and the Company’s Chief Executive Officer. The Board appointed Nina Goldstein as Chief Executive Officer and Principal Financial Officer.

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

BAHAMAS CONCIERGE, INC.

Dated:  October 23, 2015

/s/ Nina Goldstein
By:	Nina Goldstein
Its:	President, Chief Executive Officer, Director Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated:  October 23, 2015

/s/ Nina Goldstein
By:	Nina Goldstein
Its:	President, Chief Executive Officer, Director Chief Financial Officer