Form 10-K
period 2014-05-31
BAHAMAS CONCIERGE, INC.
filed 2015-12-30
CIK 1526759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of November 30, 2013 was $NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is not currently traded in the over-the-counter market.

As of December 22, 2015, there were 5,062,500 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

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

As requests for concierge services become more popular, our goal is to become a leading provider of concierge services. We would like to highlight everything that the Bahamas has to offer, whether offering our services to local permanent residents or visitors that are only in town for a couple of days.  We believe that the key factors that will enable us to effectively grow in the concierge industry will be our intended competitive pricing on services offered, our customer service, our marketing strategies and the training and quality control of all future employees that may represent the Company. We believe that the first year of our operations will be devoted to the further development of our business and to the sale and marketing of our services, including researching and establishing a network of vendors, designing and developing our website, and advertising our services in order to reach our target market.

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

Current Operations

Since inception, our operations have consisted of the organization of our business and the formulation of a business model based upon the services we plan to offer. To date, we have conducted market research to determine whether our business plan can become a viable and profitable business as we move forward. We have incorporated Bahamas Concierge, Inc. under the laws of the State of Nevada, and written an extensive business plan in which we have mapped out all of the services that we will offer our clients. In order to market our concierge services, we need to decide which particular services the Company will provide to our clients; including, but not limited to, travel arrangements, party planning, cleaning services, shopping, business services, running errands and reservations. The full scope of the services we intend to offer is mapped out in our “Products and Services’ section herein. In this early development stage, we have also begun initial talks with vendors in order to provide our clients with exceptional service. Additionally, we have purchased a website domain, and we have begun the design and development of our website, which we will use to brand the Company and inform potential clients of our services; however, we do not intend to complete the design and development of our website until this Offering is completed.

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

Itinerary planning

•

Rental cars

Our VIP services will encompass luxury services that tend to be more expensive than the personal concierge services that we offer. We will advertise and market our VIP services as completely personalized packages that include a taste of some of the luxuries that the Bahamas have to offer. A normal VIP package might include:

•

Airport pickup/drop off

•

Chauffeured car services

•

Hotel reservations

•

High end restaurant reservations

•

Yacht tours

•

Private airplane charters

•

Golf reservations

Plan of Operations

The first step in providing our concierge services to the general public is our networking.  The executive team has done extensive research to come up with a list of services that they feel the Company will be able to offer; however, currently there have been no agreements or arrangements with third party vendors to allow us to provide the services that we offer.  Within 2-4 months after we obtain a Notice of Effectiveness of this Offering, the Company intends to spend a significant portion of its time seeking out relevant vendors to create a network of affiliates and partnerships, who will provide the services that we are offering our clients.  Although initially, the executive team will be the first point of contact, it will be our network of vendors that will represent the Company on a day-to-day basis. As we will be using the third party vendors for a majority of the services we offer, the executive team intends to make sure that the Company is using the right vendors for each job.

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

We feel that by developing excellent customer service and a strong network of local vendors, we will begin branding the Company in such a way that our clients understand that we are more than simply a service provider. They will come to realize that without us their vacation, business trip or otherwise will seem lackluster.   Accordingly, it is important that we brand the Company in a way that reflects the Company in a positive and accurate way. Thus, we intend to brand the Company in a way that exudes elegance and quality.

Once the branding of the Company is complete, we will then start marketing our services throughout the Bahamas and on the Internet. The marketing of the Company will be the most important step in generating revenue. The Company’s full marketing plan is mapped out in the section below entitled “Marketing Strategy.’

Marketing Strategy

In order to reach all three of our target market sectors: tourists, business travelers and residents, we intend to focus marketing efforts on the Company’s Internet presence and print media advertising.  We feel that a strong Internet presence is necessary for the Company to reach a wide range of new potential clients, yet print media will allow us to market our services on a local level.

The Company intends to hire a professional search engine optimization (“SEO”) firm to enhance our Internet presence. SEO is the process of improving the visibility of a website in search engines via the un-paid search results. The majority of website traffic is driven by major commercial search engines such as Google®, Bing® and Yahoo!®. If our site cannot be found by search engines or if our content is not put into their databases, we will miss out on the incredible opportunities available to websites provided via search. We believe that in today’s world it is necessary to hire a firm to help our business increase exposure on major search engines and portals. Proper SEO can help us to start connecting with the millions of people everyday who use search engines to look for the types of services that we intend to provide. When anyone searches on the Internet for concierge services in the Bahamas, we would like the Company’s website to be among the first that people see.

Based on our initial research, a company of our planned size can expect to pay anywhere from five thousand dollars ($5,000) to thirty thousand dollars ($30,000) for proper SEO. If we are able to raise the funds, we plan to allocate two thousand five hundred dollars ($2,500) per month, for a period of twelve (12) months, to pay an SEO firm. We believe that twelve (12) months of professional SEO could get our website visible to a large audience of potential paying clients.

The Company plans to initiate online advertising through large search engines publishers. Such companies have developed advertising programs known as cost-per click advertising, whereby an advertiser is only charged when their ad is actually clicked on. Advertising with these online companies will allow us to place keyword specific advertisements targeted to the market we are seeking to reach. At a relatively little cost, we will be able to develop an online marketing presence that reaches our target market and we will only have to pay when people with genuine interest in our products click on our ads.

Along with word of mouth, SEO and Internet advertising, we intend to use traditional print media advertising. We plan to produce informational business cards, fliers and posters, which we will hand out throughout the Bahamas.

Growth Strategy

The Company intends to grow by developing a loyal clientele base, expanding strategic alliances with third-party vendors, and broadening the scope of services that we can offer clients. The key elements of our growth strategy are as follows:

•

We plan to obtain clients through word of mouth and Internet-based referrals.

•

We plan to aggressively build brand recognition nationally and internationally through print media and networking within the Bahamas.

•

We intend to rapidly expand our internet presence via SEO and Internet advertising.

Once the Company has multiple residential clients, as well as incoming tourist and corporate employee requests, we plan to hire the first employee. The first employee hired by the Company shall help coordinate all scheduling, and to perform some of the personal concierge services that the Company intends to offer. The Company intends to have three full-time employees before the end of our first year of operation.

Competition

According to The Encyclopedia of the Nations, sixty percent (60%) of the Bahamas gross domestic product (GDP) comes via the tourist industry, and fifty percent (50%) of the workforce in the Bahamas is catered to the tourist industry. Because of this, the Company will compete with other concierge companies, tourist companies, central reservation service providers and conventional and electronic publishers of reservation services. The market for our planned services is increasingly and intensely competitive. We currently compete with both established and emerging online and traditional sellers of concierge services. Some of our competitors, particularly travel suppliers such as cruise lines, airlines and hotels, may offer products and services on more favorable terms, including lower prices, no fees or unique access to proprietary loyalty programs, such as points and miles. Many of our competitors, such as cruise lines, airlines and hotels, have been steadily focusing on increasing their concierge services to better provide their clients with luxury services. Competing companies in our target market include, but are not limited to, Island Concierge Limited, Celebrity Transfers & Concierge Services Bahamas, Platinum Pineapple, and Le Concierge Bahamas, may have greater experience, brand name recognition and financial resources than us.

The Company will address these issues by positioning itself as a premier concierge company, offering tourists, corporate employees and residents of the Bahamas an exceptionally high level of service. We understand that customer service is highly valued and cannot be discounted, reduced or otherwise disregarded.

Employees/Consultants

As of the date of this filing, the Company has no full time employees. We currently rely on our 506 officer and director to manage all aspects of our business. We intend to add staff as the Company grows. Any such additions will be made at the judgment of Management to meet the Company's then current needs. The Company also intends to maintain a large network of subcontracted vendors that will be paid on a per job basis. We feel that our relationships with independently contracted vendors will be one our keys to success.

Employees

We had one (1) employee, David Williams, prior to June 25, 2013, and currently have one (1) employee, Nina Goldstein. Sondra Trust, the former Director and the Company’s Chief Executive Officer resigned on December 5, 2013.

WHERE YOU CAN GET ADDITIONAL INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We do not own any real estate or real property. We currently utilize a corporate office center located at 8076 Buttonwood Circle, Tamarac, FL 33321. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space.

ITEM 3.     LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.     MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Limited Public Market for Common Stock

Our common stock is listed for trading on the OTC Markets, LLC ("OTC").  While we are a fully reporting company pursuant to the Securities Exchange Act of 1934, we currently do not meet the listing requirements of the OTCQB marketplace.  We cannot assure you that we will meet OTC's listing requirements for the OTCQB marketplace.

There is currently no public trading market for our Common Stock and no such market may ever develop. While we intend to seek and obtain quotation of our Common Stock for trading on the OTCQB, there is no assurance that our application will be approved. An application for quotation on the OTCQB must be submitted by one or more market makers who: 1) are approved by the Financial Industry Regulatory Authority ("FINRA"), 2) who agree to sponsor the security, and 3) who demonstrate compliance with SEC Rule 15(c)2-11 before initiating a quote in a security on the OTCQB.  In order for a security to be eligible for quotation by a market maker on the OTCQB, the security must be registered with the SEC and the company must be current in its required filings with the SEC.  The initial listing requirements for the OTCQB require: (1) Meet an initial minimum bid price test of One Cent ($0.01) as of close of business for each of the previous Thirty (30) calendar days; (2) Complete and submit OTCQB application and applicable fees; (3) Be current in all periodic reporting requirements on EDGAR (or for companies not required to file on EDGAR, post SEC disclosure on the OTC Markets website); (4) Post on the OTC Markets website the OTCQB Initial Certification.  Further, OTC requires on an ongoing basis:  (1) Meet an ongoing bid price test of One Cent ($0.01) as of the close of business for at least one of every Thirty (30) calendar days; (2) Post current SEC disclosure on EDGAR, or for companies that do not file on EDGAR, post current SEC disclosure on the OTC Markets website; and (3) Post on the OTC Markets website the OTCQB Initial Certification.

We intend to cause a market maker to submit an application for quotation to the OTCQB upon the effectiveness of this registration statement of which this prospectus forms a part. However, we can provide no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize.

We are listed on the OTC’s Pink marketplace.  On the OTC’s Pink marketplace, we do not yet meet the requirements for a listing as “current” on the OTC’s Pink marketplace.  Currently, we are listed as “stop sign” on the OTC’s Pink marketplace.  Being “stop sign” on the OTC’s Pink marketplace limits the market for our stock and the liquidity we may provide.  Furthermore, we cannot assure you that an active trading market for our common stock will develop.

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

At the present time, we are classified as a “shell company” under Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. As such, all restricted securities presently held by the founders of our company may not be resold in reliance on Rule 144 until: (1) we file Form 10 information with the SEC when we cease to be a “shell company”; (2) we have filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve (12) consecutive months; and (3) one year has elapsed from the time we file the current Form 10 type information with the SEC reflecting our status as an entity that is not a shell company. See also the factor entitled Shareholders who hold unregistered shares of our Common Stock are subject to resale restrictions pursuant to Rule 144, due to our status as a “shell company,” above.

Record Holders

As of December 28, 2015, an aggregate of five million sixty-two thousand and five hundred (5,062,500) shares of our Common Stock were issued and outstanding and were owned by approximately thirty-one (31) holders of record, based on information provided by our transfer agent.

Recent Sales/Exchange of Unregistered Securities

On June 25, 2013, Nina Goldstein purchased four million five hundred thousand (4,500,000) shares of the Company’s stock from David Williams in exchange for twenty two thousand five hundred dollars ($22,500). This represents approximately eighty-nine percent (89%) of the issued and outstanding shares of the Company.

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

RESULTS OF OPERATIONS

Working Capital

	May 31, 2014 $	May 31, 2013 $
Current Assets	166	11,878
Current Liabilities	66,373	147,171
Working Capital (Deficit)	(66,207)	(135,293)

Cash Flows

	Year ended May 31, 2014 $	Year ended May 31, 2013 $
Cash Flows from (used in) Operating Activities	(38,125)	(35,658)
Cash Flows from Financing Activities	26,413	45,000
Net Increase (Decrease) in Cash during period	(11,712)	9,342

Operating Revenues

During the years ended May 31, 2014 and 2013, the Company did not have any operating revenues.

Operating Expenses and Net Loss

During the year ended May 31, 2014, the Company incurred operating expenses of fifty-eight thousand six hundred and ten dollars ($58,610) compared with forty-six thousand two hundred ninety-four dollars ($46,294) for the year ended May 31, 2013.  The increase in operating expenses were attributed to twenty-five thousand four hundred and eighty-seven dollars ($25,487) increase in professional fees, twelve thousand dollars ($12,000) decrease in management fees due to resignation of former President and Director of the Company who earned one thousand dollars ($1,000) a month, and one thousand one hundred seventy-one dollars ($1,171) decrease in general and administrative expenses.

In addition to operating expenses, the Company incurred interest expense of nine thousand nine hundred fifty-one dollars ($9,951) and eight thousand seven hundred fifty dollars ($8,750), respectively for the years ended May 31, 2014 and 2013 primarily related to the eighty-seven thousand five hundred dollars ($87,500) of outstanding notes payable which earned interest at ten percent (10%) per annum, and was sold to a related party in May 2014.

For the year ended May 31, 2014, the Company incurred a net loss of sixty-eight thousand five hundred sixty-one dollars ($68,561) compared with a net loss of fifty-five thousand and forty-four dollars $55,044 for the year ended May 31, 2013.

Liquidity and Capital Resources

As at May 31, 2014, the Company had a cash balance and total assets of one hundred sixty-six dollars ($166) compared with cash balance and total assets of eleven thousand eight hundred severy-eight dollars ($11,878) as at May 31, 2013.  The decrease in cash and total assets were attributed to the increase of cash used in the Company’s operating activities and minimum fund received from related party loans during the period.

As at May 31, 2014, the Company had total liabilities of two hundred three thousand five hundred thirty-four dollars ($203,534) compared with one hundred forty-seven thousand one hundred seventy-one dollars ($147,171) as at May 31, 2013.  The increase was attributed to an increase of eight thousand seven hundred two dollars ($8,702) in accounts payable and accrued liabilities, and an increase of forty-seven thousand six hundred sixty-one dollars ($47,661) of notes payable due to related parties as the Company had limited cash flows and was unable to satisfy outstanding obligations.

As at May 31, 2014, the Company had a working capital deficit of sixty-six thousand two hundred seven dollars ($66,207) compared with a working capital deficit of one hundred thirty-five thousand two hundred ninety-three dollars ($135,293) as at May 31, 2013.  The decrease in working capital deficit was primarily attributed to the decrease in loans which were sold to a related party to mature in two (2) years.

Cashflow from Operating Activities

During the year ended May 31, 2014, the Company used thirty-eight thousand one hundred twenty-five dollars ($38,125) of cash for operating activities compared with thirty-five thousand six hundred fifty-eight dollars ($35,658) for the year ended May 31, 2013.  The increase in the cash used for operating activities was attributed to the overall increase of operating costs incurred during the year ended May 31, 2014 compared to the year ended May 31, 2013.

Cashflow from Investing Activities

For the years ended May 31, 2014 and 2013, the Company did not incur any investing activities.

Cashflow from Financing Activities

During the year ended May 31, 2014, the Company received twenty-eight thousand and sixty-five dollars ($28,065) in cash from related parties and made repayments of one thousand six hundred and fifty-two dollars ($1,652). During the year ended May 31, 2013, the Company received forty-fice thousand dollars ($45,000) in cash from financing activities related to the issuance of common stock.

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

On August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements (the August 2014 “Update”) – Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments: (1) provide a definition of the term substantial doubt; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt is not alleviated; and (6) require an assessment for a period of one (1) year after the date that the financial statements are issued (or available to be issued). The amendments in the August 2014 Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities” (the June 2014 “Update”). The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to: (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged; and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in the June 2014 Update are applied retrospectively. The early adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

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

Bahamas Concierge, Inc.

Financial Statements

For the Years Ended May 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bahamas Concierge, Inc.

Tamarac, Florida

We have audited the accompanying balance sheets of Bahamas Concierge, Inc. (the “Company”) as of May, 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bahamas Concierge, Inc. as of May 31, 2014 and 2013 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

December 30, 2015

Bahamas Concierge, Inc.

Balance Sheets

(Expressed in US dollars)

	May 31,
	2014	2013
	$	$
ASSETS

Cash	166	11,878

Total Assets	166	11,878

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	65,437	56,735
Notes payable	-	87,500
Due to related parties	936	2,936
Total current liabilities	66,373	147,171
Notes payable- related party	137,161	-

Total Liabilities	203,534	147,171

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share; Issued and outstanding: nil preferred shares	-	-
Common Stock
Authorized: 1,000,000,000 common shares with a par value of $0.001 per share; Issued and outstanding: 5,062,500 common shares at May 31, 2014 and 2013, respectively.	5,063	5,063
Additional paid-in capital	40,423	39,937
Accumulated deficit	(248,854)	(180,293)

Total Stockholders’ Deficit	(203,368)	(135,293)

Total Liabilities and Stockholders’ Deficit	166	11,878

(The accompanying notes are an integral part of these financial statements)

Bahamas Concierge, Inc.

Statements of Operations

(Expressed in US dollars)

	For the years ended
	May 31,
	2014	2013
	$	$

Revenues	-	-

Operating Expenses

General and administrative	12,575	10,794
Management fees	-	12,000
Professional fees	46,035	23,500

Total Operating Expenses	58,610	46,294

Loss from operations	(58,610)	(46,294)

Other Income (Expense)

Interest expense	(9,951)	(8,750)

Total other (expense)	(9,951)	(8,750)

Net Loss	(68,561)	(55,044)

Net Loss per Share – Basic and Diluted	(0.01)	(0.01)

Weighted Average Shares Outstanding – Basic and Diluted	5,062,500	4,835,959

(The accompanying notes are an integral part of these financial statements)

Bahamas Concierge, Inc.

Statement of Stockholders’ Deficit

For the years ended May 31, 2014 and 2013

(Expressed in US dollars)

	Common Stock		Additional
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Total
	#	$	$	$	$

Balance – May 31, 2012	4,500,000	4,500	(4,500)	(125,249)	(125,249)

Issuance of shares for cash	562,500	563	44,437	-	45,000

Net loss for the year	-	-	-	(55,044)	(55,044)

Balance – May 31, 2013	5,062,500	5,063	39,937	(180,293)	(135,293)

Imputed interest	-	-	486	-	486

Net loss for the year	-	-	-	(68,561)	(68,561)

Balance – May 31, 2014	5,062,500	5,063	40,423	(248,854)	(203,368)

(The accompanying notes are an integral part of these financial statements)

Bahamas Concierge, Inc.

Statements of Cashflows

(Expressed in US dollars)

	For the years ended
	May 31,
	2014	2013
	$	$
Operating Activities

Net loss	(68,561)	(55,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	486	-
Changes in operating assets and liabilities:
Prepaid expenses	-	4,000
Due to related parties	(2,000)	1,186
Accounts payable and accrued liabilities	31,950	14,200
Net Cash Used In Operating Activities	(38,125)	(35,658)

Financing Activities

Proceeds from related parties	28,065	-
Repayment to related parties	(1,652)	-
Proceeds from issuance of common stock	-	45,000
Net Cash Provided by Financing Activities	26,413	45,000

Increase (Decrease) in Cash	(11,712)	9,342

Cash – Beginning of Period	11,878	2,536

Cash – End of Period	166	11,878

Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

(The accompanying notes are an integral part of these financial statements)

Bahamas Concierge, Inc.

Notes to the Financial Statements

(Expressed in US dollars)

1.   Nature of Operations and Continuance of Business

Bahamas Concierge, Inc. (the “Company”) was incorporated in the State of Nevada on May 2, 2011.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of May 31, 2014, the Company has not recognized any revenue, and has a working capital deficit of sixty-six thousand two hundred and seven dollars ($66,207) and an accumulated deficit of two hundred forty-eight thousand eight hundred fifty four dollars ($248,854). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three (3) months or less at the time of issuance to be cash equivalents. As at May 31, 2014 and 2013, the Company had no cash equivalents.

d)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The Company did not have any potentially dilutive common stock as of May 31, 2014 and 2013.

Bahamas Concierge, Inc.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of May 31, 2014 and 2013:

Total Realized Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of May 31, 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Bahamas Concierge, Inc.

Notes to the Financial Statements

(Expressed in US dollars)

2.   Summary of Significant Accounting Policies (continued)

g)

Recent Accounting Pronouncements (continued)

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16—Derivatives and Hedging (Topic 815) (the November 2014 “Update”): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in the November 2014 Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

On August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements – Going Concerns (Subtopic 205-40) (the August 2014 “Update”): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments: (1) provide a definition of the term substantial doubt; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt is not alleviated; and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in the August 2014 Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities” (the June 2014 “Update”). The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to: (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged; and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in the June 2014 Update are applied retrospectively. The early adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

3.   Notes Payable

a)

On May 3, 2011, the Company issued a seventeen thousand five hundred dollars ($17,500) note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at ten percent (10%) per annum, and due on demand. As at May 31, 2014, the Company recorded accrued interest of five thousand two hundred forty-five dollars ($5,245) (May 31, 2013 - three thousand six hundred thirty-nine dollars ($3,639)), which has been recorded as accrued liabilities.

b)

On July 1, 2011, the Company issued a five thousand dollars ($5,000) note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at ten percent (10%) per annum, and due on demand. As at May 31, 2014, the Company recorded accrued interest of one thousand four hundred and nineteen dollars ($1,419) (May 31, 2013 - nine hundred and sixty dollars ($960)), which has been recorded as accrued liabilities.

c)

On July 5, 2011, the Company issued a twenty thousand dollars ($20,000) note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at ten percent (10%) per annum, and due on demand. As at May 31, 2014, the Company recorded accrued interest of five thousand six hundred fifty-five dollars ($5,655) (May 31, 2013 - three thousand eight hundred nineteen dollars ($3,819)), which has been recorded as accrued liabilities.

d)

On October 24, 2011, the Company issued a twenty thousand dollars ($20,000) note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at ten percent (10%) per annum, and due on demand. As at May 31, 2014, the Company recorded accrued interest of five thousand two hundred eleven dollars ($5,211) (May 31, 2013 - three thousand three hundred seventy-five dollars ($3,375)), which has been recorded as accrued liabilities.

Bahamas Concierge, Inc.

Notes to the Financial Statements

(Expressed in US dollars)

3.   Notes Payable (continued)

e)

On April 10, 2012, the Company issued a twenty five thousand dollars ($25,000) note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at ten percent (10%) per annum, and due on demand. As at May 3, 2014, the Company recorded accrued interest of five thousand one hundred fifty one dolllars ($5,151) (May 31, 2013 - two thousand eight hundred fifty-six dollars ($2,856)), which has been recorded as accrued liabilities.

f)

On May 1, 2014, the debtor of the above notes payable in a total of eighty-seven thousand five hundred dollars ($87,500) (See Note 3, seventeen thousand five hundred dollars ($17,500) on May 3, 2011; five thousand dollars ($5,000) on July 1, 2011; twenty thousand dollars ($20,000) on July 5, 2011; twenty thousand dollars ($20,000) on October 4, 2011; and twenty-five thousand dollars ($25,000) on April 10, 2012) sold the debts plus accrued interest of twenty-two thousand six hundred eighty-one dollars ($22,681) (See Note 5) to MGRD, Inc. who is owned by a related party, an immediate family member of Chief Executive Officer and Director of the Company.

4.   Convertible Debts

On October 10, 2013, the Company issued a convertible note of twenty thousand dollars ($20,000) to a related party, the immediate family member of President and Director of the Company (the “Note”). The Note accrues interest at five perecent (5%) per annum and matured on March 3, 2014. The Company was unable to repay the loan on the maturity date, and the principal balance and accrued interest are in default. The Company continued accruing interest until the loan is repaid or converted. The Note is convertible into shares of the Company’s common stock at a conversion price of $0.25 per share. As at May 5, 2014, the Company recorded accrued interest of five hundred sixty-seven dollars ($567) (May 31, 2013 - $nil). The Company evaluated the Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability. The Company also determined that there is no beneficial conversion feature discount resulting from the conversion price of $0.25 per share above the market price on October 25, 2012 of $0.08 per share.

On May 5, 2014, the Debtor sold the principal balance of twenty thousand dollars ($20,000) plus accrued interest of five hundred sixty-seven dollars ($567) (See Note 5) to MGRD, Inc. who is owned by a related party, an immediate family member of Chief Executive Officer and Director of the Company.

5.   Related Party Transactions

a)

During the year ended May 31, 2014, the Company incurred management fees of $nil (May 31, 2013 - three thousand dollars ($3,000)) to the former President and Director of the Company. As at May 31, 2014, the Company owes nine hundred thirty-six dollars ($936) (May 31, 2013 - two thousand nine hundred thirty-six dollars ($2,936)) to the former President and Director of the Company for payment of general expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

b)

As at May 31, 2014, the Company owes two thousand and sixty-five dollars ($2,065) (May 31, 2013 - $nil) to a related party, the immediate family member of the former President and Director of the Company for payment of general expenses. The amount owing is unsecured, non-interest bearing, and due on demand. On May 13, 2014, the debt of two thousand and sixty-five dollars ($2,065) was sold to MGRD, Inc. who is owned by a related party, an immediate family member of the Chief Executive Officer and Director of the Company.

c)

As at May 31, 2014, the Company owes four thousand three hundred forty-eight dollars ($4,348) (May 31, 2013 - $nil) to the Chief Executive Officer and Director of the Company for payment of general expenses. The amount owing is unsecured, non-interest bearing, and due on demand. On May 13, 2014, the debt of four thousand three hundred forty-eight dollars ($4,348) was sold to MGRD, Inc. who is owned by a related party, an immediate family member of the Chief Executive Officer and Director of the Company.

The amounts owing above have an imputed interest at eight percent (8%).  It has been expensed and recorded as additional paid-in capital of four hundred eighty-six dollars ($486) and $nil at the years ended May 31, 2014 and 2013, respectively.

During May, 2014, following the debt sales of a total of one hundred thirty-seven thousand one hundred sixty-one dollars ($137,161) (See Note 3, seventeen thousand five hundred dollars ($17,500) on May 3, 2011; five thousand dollars ($5,000) on July 1, 2011; twenty thousand dollars ($20,000) on July 5, 2011; twenty thousand dollars ($20,000) on October 4, 2011; twenty-five thousand dollars ($25,000) on April 10, 2012; and accrued interest of twenty-two thousand six hundred eighty-one dollars ($22,681) on May 3, 2014; See Note 5 b) and c), two thousand and sixty-five dollars ($2,065) and four thousand three hundred forty-eight dollars ($4,348), respectively, on May 13, 2014; See note 4, twenty thousand dollars ($20,000) and accrued interest of five hundred sixty-seven dollars ($567) on May 5, 2014) including accrued interest of twenty-three thousand two hundred forty-eight dollars ($23,248) to MGRD, Inc. who is owned by a related party, an immediate family member of Chief Executive Officer and Director of the Company. The note bears interest of eight percent (8%) and matures on. As at May 31, 2014, the Company recorded accrued interest of eight hundred sixty-seven dollars ($867) which has been recorded as accrued liabilities.

Bahamas Concierge, Inc.

Notes to the Financial Statements

(Expressed in US dollars)

6.   Common Shares

On October 25, 2012, the Company issued five hundred sixty-two thousand five hundred (562,500) common shares at $0.08 per share for proceeds of forty-five thousand dollars ($45,000).

On June 25, 2013, Nina Goldstein, Chief Financial Officer of the Company, purchased four million five hundred thousand (4,500,000) shares of the Company's stock from the former President and Director of the Company in exchange for twenty-two thousand five hundred dollars ($22,500). This represents approximately eighty-nine percent (89%) of the issued and outstanding shares of the Company. As a result of this, the Board accepted the resignation of David Williams as a Director and Officer of the Company and appointed Nina Goldstein as the Chairperson of the Board and to act as the Company's Chief Financial Officer and Secretary. The Board also appointed Sondra Trust, R.N., B.S. as a Director on the Board and to act as the Company's Chief Executive Officer and President

On August 21, 2013, an amendment to the articles of incorporation was filed to increase the total authorized common stock from two hundred ninety million (290,000,000) shares of common stock, par value $0.001, to one billion (1,000,000,000) shares of common stock.

7.   Income Taxes

The Company has two hundred forty-eight thousand eight hundred fifty-four dollars ($248,854) of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2034.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of thirty-four percent (34%) to net loss before income taxes. As at May 31, 2014 and 2013, the Company had no uncertain tax positions.

	May 31,
	2014 $	2013 $
Net loss before taxes	(68,561)	(55,044)
Statutory rate	34%	34%

Computed expected tax recovery	23,311	(55,044)
Change in valuation allowance	(23,311)	34%

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities at May 31, 2014 and 2013 are as follows:

	May 31,
	2014 $	2013 $
Net operating loss carried forward	84,610	61,300

Valuation allowance	(84,610)	(61,300))

Net deferred income tax asset	–	–

8.   Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a)

Resignation of Sadler, Gibb & Associates, LLC.

(i)

Effective August 15, 2013, the Company accepted the resignation of Sadler, Gibb & Associates, LLC (“Sadler”) as its principal independent registered public accounting firm.  The decision to accept the resignation of Sadler was approved by the Company’s board of directors.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2014 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of May 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As of May 31, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2015.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

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

Name	Age	Position
Sondra Trust	66	Former Chief Executive Officer and Former Director
Nina Goldstein	55	Chief Executive Officer, Chief Financial Officer, and Chairman
David Williams	49	Former Director, Former Chairman, Former President, Former CEO, Former CFO, Former Secretary and Treasurer

Sondra Trust - Ms. Trust holds a BS in Nursing as Suma Cum Laude from Florida International University. From 2008 to December 5, 2013, Ms. Trust has been an Infusion Nurse Consultant to multiple home infusion therapy companies, specializing in intravenous administration of biological drugs and chemotherapy. From 1997 to present, Ms. Trust has been the President of International Healthcare Recruiters, Inc., specializing in the recruitment and placement of foreign and domestic healthcare professionals.

Nina Goldstein - From 2003 to present, Ms. Goldstein has been the Director of Marketing for Nutra Pharma Corporation, a publicly traded biotechnology company with products for the treatment of Multiple Sclerosis, HIV and Pain. Through her involvement with Nutra Pharma, she has been responsible for the creative process for packaging design, ad creation and placement. Prior to 2003, Ms. Goldstein worked as an assistant merchandise manager for a consumer electronics retailer and was responsible for inventory management, merchandising and marketing for a category that produced in excess of ninety million dollars ($90,000,000) in revenue.

David Williams – Mr. Williams attended Douglas College in New Westminster, British Columbia from 1982 to 1983, where he became interested in corporate finance and securities. He then took a Canadian Securities Course in 1984. Mr. Williams has over thirty (30) years financial management experience specializing in corporate development and strategic planning, as well as financial sales and securities sales. From 2005 to 2009 he worked as a stockbroker for Global Securities Corp. focusing on sales and follow-up with client investments. From 2009 to June 25, 2013, he was a self-employed business consultant. Since becoming self-employed he has moved to the Bahamas. His work schedule allowed him the time to devote to various other projects, and while involved in the Company, he had been devoting 20-30 hours per week towards the Company. He was appointed as an officer and as various directors to the Company as a result of his knowledge of corporate structures and strategic planning, coupled with his ability to network with other businesses.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officer and director for the fiscal years ended May 31, 2014 and 2013. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
David Williams	Chairman, CEO and President (prior to June 25, 2013)	2013	$12,000(1)	$-0-		-0-	-0-	-0-	-0-	12,000
Nina Goldstein and Sondra Trust	CEO and CFO	2014	$0	$-0-		-0-	-0-	-0-	-0-	0

Notes to Summary Compensation Table:

(1)

Pursuant to a Management Agreement dated May 1, 2011, Mr. Williams, agreed to act as our sole officer and director and devotes approximately 20-30 hours per week to manage the affairs of the Company. Additionally, pursuant to the Management Agreement, Mr. Williams received a monthly fee of one thousand dollars ($1,000) per calendar month through May 2013. As of the date of this Filing, all compensation due and owing Mr. Williams was accrued as of May 31, 2013. There are no annuity, pension or retirement benefits proposed to be paid to our current officer and director and employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

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

Long-Term Incentive Plans

We currently have no Long-Term Incentive Plans.

Director Compensation

None.

Identification of Significant Employees

None.

Family Relationship

We currently do not have any officers or directors of the Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten (10) years no director, executive officer, promoter or control person of the Company has been involved in the following:

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

(4)  Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than sixty (60) days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

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

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board of Directors due to the inability to attract such a person.

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

Code of Ethics

Our Board of Directors has not adopted a code of ethics due to the fact that we presently only have one (1) director and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended May 31, 2014, Forms 5 and any amendments thereto furnished to us with respect to the year ended May 31, 2014, and the representations made by the reporting persons to us, we believe that during the year ended May 31, 2014, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Director Independence

As of May 31, 2014, our sole Director of the Company’s Board of Directors Nina Goldstein, does not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board of Directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board of Directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Security Holders Recommendations to Board of Directors

We welcome comments and questions from our shareholders. Shareholders can direct communications to our Chief Executive Officer, Nina Goldstein, at our executive offices. However, while we appreciate all comments from shareholders, we may not be able to individually respond to all communications. We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC so that all shareholders have access to information about us at the same time. Ms. Trust collects and evaluates all shareholder communications. All communications addressed to our director and executive officer will be reviewed by Ms. Trust unless the communication is clearly frivolous.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information at May 31, 2014 and December 22, 2015 with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than five percent (5%) of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of December 28, 2015, we had five million sixty-two thousand five hundred (5,062,500) shares of Common Stock issued and outstanding.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)

Common Stock	Officers and Directors: Nina Goldstein (2) 8076 Buttonwood Circle Tamarac, FL 33321	4,500,000	89%

	All Directors and Officers as a Group	4,500,000	89%

(1)   Percent of Class is based on five million sixty-two thousand five hundred (5,062,500) shares issued and outstanding as of December 22, 2015. The applicable percentage of ownership for each beneficial owner is based on five million sixty-two thousand five hundred (5,062,500) shares of common stock outstanding as of December 22, 2015. In calculating the number of shares beneficially owned by a stockholder and the percentage of ownership of that stockholder, shares of common stock issuable upon the exercise of options or warrants, or the conversion of other securities held by that stockholder, that are exercisable within sixty (60) days, are deemed outstanding for that holder; however, such shares are not deemed outstanding for computing the percentage ownership of any other stockholder.

(2)   On June 25, 2013, Nina Goldstein purchased four million five hundred thousand (4,500,000) shares of the Company’s stock from David Williams in exchange for twenty-two thousand five hundred dollars ($22,500). This represents approximately eighty-nine percent (89%) of the issued and outstanding shares of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On May 1, 2011, David Williams agreed to act as our sole officer and director and had devoted approximately 20-30 hours per week to manage the affairs of the Company through June 25, 2013, his resignation date. Additionally, pursuant to the Management Agreement, Mr. Williams received a monthly fee of one thousand dollars ($1,000) per calendar month through May, 2013. Such fee has been accrued through May 31, 2013.

On June 25, 2013, the Board of Directors (the “Board”) accepted the resignation of David Williams as a Director and Officer of the Company and appointed Nina Goldstein to be the Chairperson of the Board and to act as the Company's Chief Financial Officer and Secretary.

On June 25, 2013, Nina Goldstein purchased four million five hundred thousand (4,500,000) shares of the Company's stock from David Williams in exchange for twenty-two thousand dollars ($22,500). This represents approximately eighty-nine percent (89%) of the issued and outstanding shares of the Company.

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

(C) any person who is known by us to beneficially own, directly or indirectly, shares carrying more than five percent (5%) of the voting rights attached to our Common Stock; or

(D) any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (A), (B) or (C) above.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than five percent (5%) of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

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

According to the NASDAQ definition, Nina Goldstein is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended May 31, 2014	Year Ended May 31, 2013
Audit fees	$7,750	$9,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$7,750	$9,000

Audit Fees

During the fiscal year ended May 31, 2014, we incurred approximately seven thousand seven hundred fifty dollars ($7,750) in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended May 31, 2014.

During the fiscal years ended May 31, 2013, we incurred approximately nine thousand dollars ($9,000) in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended May 31, 2013.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended May 31, 2014 and 2013 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was zero dollars ($0) and zero dollars ($0), respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended May 31, 2014 and 2013 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were zero dollars ($0) and zero dollars ($0), respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended May 31, 2014 and 2013 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was ($0) and ($0), respectively.

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

*   Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAHAMAS CONCIERGE, INC.
Dated: December 30, 2015		/s/ Nina Goldstein
	By:	Nina Goldstein
	Its:	President, Chief Executive Officer, Director Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 30, 2015		/s/ Nina Goldstein
	By:	Nina Goldstein
	Its:	President, Chief Executive Officer, Director Chief Financial Officer