Form 10-Q
period 2014-08-31
BAHAMAS CONCIERGE, INC.
filed 2016-01-15
CIK 1526759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

  X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

As of January 15, 2016, there were 5,062,500 shares of the registrant’s $.001 par value Common Stock issued and outstanding.

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

*   Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "BCI" refers to Bahamas Concierge, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Bahamas Concierge, Inc.

Condensed Balance Sheets

(Expressed in US dollars)

	August 31, 2014 $	May 31, 2014 $
	(Unaudited)
ASSETS

Cash	115	166

Total Assets	115	166

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	68,203	65,437
Due to related parties	936	936
Total current liabilities	69,139	66,373
Notes payable- related party	137,161	137,161

Total Liabilities	206,300	203,534

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share; Issued and outstanding: nil preferred shares	-	-
Common Stock
Authorized: 1,000,000,000 common shares with a par value of $0.001 per share; Issued and outstanding: 5,062,500 common shares at August 31, 2014 and May 31, 2014, respectively.	5,063	5,063
Additional paid-in capital	40,442	40,423
Accumulated deficit	(251,690)	(248,854)

Total Stockholders’ Deficit	(206,185)	(203,368)

Total Liabilities and Stockholders’ Deficit	115	166

(The accompanying notes are an integral part of these unaudited condensed financial statements)

Bahamas Concierge, Inc.

Condensed Statements of Operations

(Expressed in US dollars)

(Unaudited)

	For the three months ended
	August 31,
	2014	2013
	$	$

Revenues	-	-

Operating Expenses

General and administrative	51	1,690
Professional fees	-	12,000

Total Operating Expenses	51	13,690

Loss from operations	(51)	(13,690)

Other Income (Expense)

Interest expense	(2,785)	(2,206)

Total other (expense)	(2,785)	(2,206)

Net Loss	(2,836)	(15,896)

Net Loss per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	5,062,500	5,062,500

(The accompanying notes are an integral part of these unaudited condensed financial statements)

Bahamas Concierge, Inc.

Condensed Statements of Cashflows

(Expressed in US dollars)

(Unaudited)

	For the three months ended
	August 31,
	2014	2013
	$	$
Operating Activities

Net loss	(2,836)	(15,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	19	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,766	2,065
Due to related parties	-	11,831
Net Cash Used In Operating Activities	(51)	(2,000)

Increase (Decrease) in Cash	(51)	(2,000)

Cash – Beginning of Period	166	11,878

Cash – End of Period	115	9,878

Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

(The accompanying notes are an integral part of these unaudited condensed financial statements)

Bahamas Concierge, Inc.

Notes to Condensed Financial Statements

For the Three Months Ended August 31, 2014 and 2013

1.   Nature of Operations and Continuance of Business

Bahamas Concierge, Inc. (the “Company”) was incorporated in the State of Nevada on May 2, 2011.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of August 31, 2014, the Company has not recognized any revenue, and has a working capital deficit of $69,024 and an accumulated deficit of $251,690. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at August 31, 2014 and May 31, 2014, the Company had no cash equivalents.

d)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The Company did not have any potentially dilutive common stock as of August 31, 2014 and 2013.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2014 and May 31, 2014:

Fair Value Measurements at August 31, 2014
Description	Level 1	Level 2	Level 3	Total Realized Loss
Totals	$-	$-	$-	$-

Fair Value Measurements at May 31, 2014
Description	Level 1	Level 2	Level 3	Total Realized Loss
Totals	$-	$-	$-	$-

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of August 31, 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.   Notes Payable

a)

On May 3, 2011, the Company issued a $17,500 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at May 3, 2014, the Company recorded accrued interest of $5,245, which was recorded as accrued liabilities.

b)

On July 1, 2011, the Company issued a $5,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at May 3, 2014, the Company recorded accrued interest of $1,419, which was recorded as accrued liabilities.

c)

On July 5, 2011, the Company issued a $20,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at May 3, 2014, the Company recorded accrued interest of $5,655 , which was recorded as accrued liabilities.

d)

On October 24, 2011, the Company issued a $20,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. , which was recorded as accrued liabilities.

e)

On April 10, 2012, the Company issued a $25,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at May 3, 2014, the Company recorded accrued interest of $5,151 , which was recorded as accrued liabilities.

f)

On May 3, 2014, the debtor of the above notes payable in a total of $87,500 (See Note 3, $17,500 on May 3, 2011; $5,000 on July 1, 2011; $20,000 on July 5, 2011; $20,000 on October 4, 2011; and $25,000 on April 10, 2012) sold the debts plus accrued interest of $22,681(See Note 5) to MGRD, Inc. who is owned by a related party, an immediate family member of Chief Executive Officer and Director of the Company.

4.   Convertible Debts

On October 10, 2013, the Company issued a convertible note of $20,000 to a related party, the immediate family member of President and Director of the Company. The note accrues interest at 5% per annum and matured on March 3, 2014. The Company was unable to repay the loan on the maturity date, and the principal balance and accrued interest are in default. The Company continued accruing interest until the loan is repaid or converted. The note is convertible into shares of Company’s common stock at a conversion price of $0.25 per share. As at May 5, 2014, the Company recorded accrued interest of $567 (May 31, 2013 - $nil). The Company evaluated the Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability. The Company also determined that there is no beneficial conversion feature discount resulting from the conversion price of $0.25 per share above the market price on October 25, 2012 of $0.08 per share.

On May 5, 2014, the Debtor sold the principal balance of $20,000 plus accrued interest of $567(See Note 5) to MGRD, Inc. who is owned by a related party, an immediate family member of Chief Executive Officer and Director of the Company.

5.   Related Party Transactions

a)

As at August 31, 2014, the Company owes $936 (May 31, 2014 - $936) to the former President and Director of the Company for payment of general expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

b)

As at May 13, 2014, the Company owes $2,065 to a related party, the immediate family member of the former President and Director of the Company for payment of general expenses. The amount owing was unsecured, non-interest bearing, and due on demand. On May 13, 2014, the debt of $2,065 was sold to MGRD, Inc. who is owned by a related party, an immediate family member of the Chief Executive Officer and Director of the Company.

c)

As at May 13, 2014, the Company owes $4,348 (May 31, 2013 - $nil) to the Chief Executive Officer and Director of the Company for payment of general expenses. The amount owing is unsecured, non-interest bearing, and due on demand. On May 13, 2014, the debt of $4,348 was sold to MGRD, Inc. who is owned by a related party, an immediate family member of the Chief Executive Officer and Director of the Company.

The amounts owing above have an imputed interest at 8%.  It has been expensed and recorded as additional paid-in capital of $19 and $46 at three months ended August 31, 2014 and 2013, respectively.

During May, 2014, following the debt sales of a total of $137,161 (See Note 3, $17,500 on May 3, 2011; $5,000 on July 1, 2011; $20,000 on July 5, 2011; $20,000 on October 4, 2011; $25,000 on April 10, 2012; and accrued interest of $22,681 on May 3, 2014; See Note 5 b) and c), $2,065 and $4,348, respectively, on May 13, 2014; See note 4, $20,000 and accrued interest of $567 on May 5, 2014) including accrued interest of $23,248 to MGRD, Inc. who is owned by a related party, an immediate family member of Chief Executive Officer and Director of the Company. The note bears interest of 8% and matures in May, 2016. As at August 31, 2014 and May 31, 2014, the Company recorded accrued interest of $3,633 and $867 which has been recorded as accrued liabilities.

6.   Common Shares

On October 25, 2012, the Company issued 562,500 common shares at $0.08 per share for proceeds of $45,000.

On June 25, 2013, Nina Goldstein, Chief Financial Officer of the Company, purchased 4,500,000 shares of the Company's stock from the former President and Director of the Company in exchange for $22,500. This represents approximately 89% of the issued and outstanding shares of the Company. As a result of this, the Board accepted the resignation of David Williams as a Director and Officer of the Company and appointed Nina Goldstein as the Chairperson of the Board and to act as the Company's Chief Financial Officer and Secretary. The Board also appointed Sondra Trust, R.N., B.S. as a Director on the Board and to act as the Company's Chief Executive Officer and President

On August 21, 2013, an amendment to the articles of incorporation was filed to increase the total authorized common stock from 290,000,000 shares of common stock, par value $0.001, to 1,000,000,000 shares of common stock.

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

RESULTS OF OPERATIONS

Comparison of Three Months Periods Ended August 31, 2014 and August 31, 2013

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses and Net Loss

During the three months ended August 31, 2014, the Company incurred operating expenses of $51 compared with $13,690 for the three months ended August 31, 2013.  The decrease in operating expenses was primarily attributed to decrease in professional fees.

For the three months ended August 31, 2014, the Company incurred a net loss of $2,836 compared with a net loss of $15,896 for the three months ended August 31, 2013.  In addition to operating expenses, the Company incurred interest expense of $2,785 and $2,206, respectively for the three months ended August 31, 2014 and 2013 primarily related to the $137,161 of outstanding notes payable which bear interest at 8% per annum.

Working Capital

	August 31, 2014 $	May 31, 2014 $
Current Assets	115	166
Current Liabilities	69,139	66,373
Working (Deficit)	(69,024)	(66,207)

Cash Flows

	Three months ended August 31, 2014 $	Three months ended August 31, 2013 $
Cash Flows (used in) Operating Activities	(51)	(2,000)
Net (decrease) in Cash During Period	(51)	(2,000)

Liquidity and Capital Resources

As at August 31, 2014, the Company had a cash balance and total assets of $115 compared with cash balance and total assets of $166 as at May 31, 2014.  The decrease in cash and total assets were attributed to the minimum fund received from related party loans during the period.

As at August 31, 2014, the Company had total liabilities of $206,300 compared with $203,534 as at May 31, 2014.  The increase was attributed to an increase of $2,766 in accrued interest of notes payable due to a related party.

As at August 31, 2014, the Company had a working capital deficit of $69,024 compared with a working capital deficit of $66,207 as at May 31, 2014.  The increase in working capital deficit was attributed to an increase in accrued interest for the related party loan.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of August 31, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

On May 1, 2014, the debtor of the notes payable sold the debts of $87,500 (See Note 3, $17,500 on May 3, 2011; $5,000 on July 1, 2011; $20,000 on July 5, 2011; $20,000 on October 4, 2011; and $25,000 on April 10, 2012) plus accrued interest of $22,681 to MGRD, Inc. who is owned by a related party, an immediate family member of Chief Executive Officer and Director of the Company.

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

Dated:  January 15, 2016

/s/ Nina Goldstein
By:	Nina Goldstein
Its:	President, Chief Executive Officer, Director Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated:  January 15, 2016

/s/ Nina Goldstein
By:	Nina Goldstein
Its:	President, Chief Executive Officer, Director Chief Financial Officer