Form 10-K
period 2015-05-31
BAHAMAS CONCIERGE, INC.
filed 2016-03-09
CIK 1526759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

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

(Registrant’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐. No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐. No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒. No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐.. (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒. No ☐

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

As of March 7, 2016, there were 5,062,500 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Employees

We had 1 employee, David Williams, prior to June 25, 2013, and currently have 1 employee, Nina Goldstein. Sondra Trust, the former Director and the Company’s Chief Executive Officer resigned on December 5, 2013.

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

ITEM 4.     MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.     MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Limited Public Market for Common Stock

There has been a limited public market for our common stock, and we do not know if one will develop that will provide you with adequate liquidity. The trading price for our common stock may be volatile and could be subject to wide fluctuations.

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

Record Holders

As of March 7, 2016, an aggregate of 5,062,500 shares of our Common Stock were issued and outstanding and were owned by approximately 31 holders of record, based on information provided by our transfer agent.

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

RESULTS OF OPERATIONS

Working Capital

	May 31, 2015 $	May 31, 2014 $
Current Assets	–	166
Current Liabilities	194,969	66,373
Working Deficits	(194,969)	(66,207)

Cash Flows

	Year ended May 31, 2015 $	Year ended May 31, 2014 $
Cash Flows used in Operating Activities	(166)	(38,125)
Cash Flows from Financing Activities	–	26,413
Net Decrease in Cash during period	(166)	(11,712)

Operating Revenues

During the years ended May 31, 2015 and 2014, we did not have any operating revenues.

Operating Expense, Other Income (Expenses) and Net Loss

During the year ended May 31, 2015, the Company incurred operating expenses of $627 compared with $58,610 for the year ended May 31, 2014.  The decreases in operating expenses were attributed to $46,035 decrease in professional fees, and $11,948 decrease in general and administrative expenses.

In addition to operating expenses, the Company incurred other income (expense) that included interest expense of $11,049 and $9,951, respectively for the years ended May 31, 2015 and 2014 primarily related to the related party notes payable which earned interest at 8% per annum, and a gain of forgiveness of accounts payable for $20,000 and $0, respectively for the years ended May 31, 2015 and 2014.

For the year ended May 31, 2015, the Company incurred a net income of $8,324 compared with a net loss of $68,561 for the year ended May 31, 2014.

Liquidity and Capital Resources

As at May 31, 2015, the Company had a cash balance and total assets of $nil compared with cash balance and total assets of $166 as at May 31, 2014.  The decrease in cash and total assets were attributed to minimum activities during the year ended May 31, 2015.

As at May 31, 2015, the Company had total liabilities of $194,969 compared with $203,534 as at May 31, 2014.  The decrease was primarily attribute forgiveness of accounts payable during the year ended May 31, 2015.

As at May 31, 2015, the Company had a working capital deficit of $194,969 compared with a working capital deficit of $66,207 as at May 31, 2014.  The decrease in working capital deficit was primarily attributed to the increase of accrued interest in 2015.

Cashflow from Operating Activities

During the year ended May 31, 2015, the Company used $166 of cash for operating activities compared with $38,125 for the year ended May 31, 2014.  The decrease in the cash used for operating activities was attributed to the minimum operating activities during the year ended May 31, 2015 compared to the year ended May 31, 2014.

Cashflow from Investing Activities

For the years ended May 31, 2015 and 2014, the Company did not incur any investing activities.

Cashflow from Financing Activities

During the year ended May 31, 2015, the Company had no financing activities. During the year ended May 31, 2014, the Company received $28,065 in cash from related parties and made repayments of $1,652.

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

Bahamas Concierge, Inc.

Financial Statements

For the Years Ended May 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bahamas Concierge, Inc.

Tamarac, Florida

We have audited the accompanying balance sheets of Bahamas Concierge, Inc. (the “Company”) as of May, 31, 2015 and 2014 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bahamas Concierge, Inc. as of May 31, 2015 and 2014 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March  9, 2016

Bahamas Concierge, Inc.

Balance Sheets

(Expressed in US dollars)

	May 31,
	2015	2014
	$	$
ASSETS

Cash	-	166

Total Assets	-	166

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	55,637	65,437
Notes payable- related party	137,161	-
Due to related parties	2,171	936
Total current liabilities	194,969	66,373
Notes payable- related party	-	137,161

Total Liabilities	194,969	203,534

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share; Issued and outstanding: nil preferred shares	-	-
Common Stock
Authorized: 1,000,000,000 common shares with a par value of $0.001 per share; Issued and outstanding: 5,062,500 common shares at May 31, 2015 and 2014, respectively.	5,063	5,063
Additional paid-in capital	40,498	40,423
Accumulated deficit	(240,530)	(248,854)

Total Stockholders’ Deficit	(194,969)	(203,368)

Total Liabilities and Stockholders’ Deficit	-	166

(The accompanying notes are an integral part of these financial statements)

Bahamas Concierge, Inc.

Statements of Operations

(Expressed in US dollars)

	For the years ended
	May 31,
	2015	2014
	$	$
Revenues	-	-

Operating Expenses

General and administrative	627	12,575
Professional fees	-	46,035

Total Operating Expenses	627	58,610

Loss from operations	(627)	(58,610)

Other Income (Expense)

Gain on forgiveness of accounts payable	20,000	-
Interest expense	(11,049)	(9,951)

Total other Income (Expense)	8,951	(9,951)

Net Income (Loss)	8,324	(68,561)

Net Income (Loss) per Share – Basic and Diluted	0.00	(0.01)

Weighted Average Shares Outstanding – Basic and Diluted	5,062,500	5,062,500

(The accompanying notes are an integral part of these financial statements)

Bahamas Concierge, Inc.

Statement of Stockholders’ Deficit

For the years ended May 31, 2015 and 2014

(Expressed in US dollars)

	Common Stock		Additional
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Total
	#	$	$	$	$

Balance – May 31, 2013	5,062,500	5,063	39,937	(180,293)	(135,293)

Imputed interest	-	-	486	-	486

Net loss for the year	-	-	-	(68,561)	(68,561)

Balance – May 31, 2014	5,062,500	5,063	40,423	(248,854)	(203,368)

Imputed interest	-	-	75	-	75

Net Income for the year	-	-	-	8,324	8,324

Balance – May 31, 2015	5,062,500	5,063	40,498	(240,530)	(194,969)

(The accompanying notes are an integral part of these financial statements)

Bahamas Concierge, Inc.

Statements of Cashflows

(Expressed in US dollars)

	For the years ended
	May 31,
	2015	2014
	$	$
Operating Activities

Net Income (Loss)	8,324	(68,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	75	486
Gain on forgiveness of accounts payable	(20,000)	-
Changes in operating assets and liabilities:
Due to related parties	1,235	(2,000)
Accounts payable and accrued liabilities	10,200	31,950
Net Cash Used In Operating Activities	(166)	(38,125)

Financing Activities

Proceeds from related parties	-	28,065
Repayment to related parties	-	(1,652)
Net Cash Provided by Financing Activities	-	26,413

Decrease in Cash	(166)	(11,712)

Cash – Beginning of Period	166	11,878

Cash – End of Period	-	166

Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

(The accompanying notes are an integral part of these financial statements)

Bahamas Concierge, Inc.

Notes to the Financial Statements

(Expressed in US dollars)

1.   Nature of Operations and Continuance of Business

Bahamas Concierge, Inc. (the “Company”) was incorporated in the State of Nevada on May 2, 2011.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of May 31, 2015, the Company has not recognized any revenue, and has a working capital deficit of $194,969 and an accumulated deficit of $240,530. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at May 31, 2015 and 2014, the Company had no cash equivalents.

d)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The Company did not have any potentially dilutive common stock during the years ended May 31, 2015 and 2014.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of May 31, 2015 and 2014:

Fair Value Measurements at May 31, 2015
	Level 1	Level 2	Level 3	Total Realized Loss
Totals	$-	$-	$-	$-

Fair Value Measurements at May 31, 2014
	Level 1	Level 2	Level 3	Total Realized Loss
Totals	$-	$-	$-	$-

f)

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. During the years ended May 31, 2015 and 2014, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

b)

On July 1, 2011, the Company issued a $5,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at May 3, 2014, the Company recorded accrued interest of $1,419, which was recorded as accrued liabilities

c)

On July 5, 2011, the Company issued a $20,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at May 3, 2014, the Company recorded accrued interest of $5,655 , which was recorded as accrued liabilities

d)

On October 24, 2011, the Company issued a $20,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. , which was recorded as accrued liabilities

e)

On April 10, 2012, the Company issued a $25,000 note to a non-related party. Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at May 3, 2014, the Company recorded accrued interest of $5,151 , which was recorded as accrued liabilities

f)

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

Bahamas Concierge, Inc.

Notes to the Financial Statements

(Expressed in US dollars)

5.   Related Party Transactions

a)

As at May 31, 2015, the Company owes $936 (May 31, 2014 - $936) to the former President and Director of the Company for payment of general expenses. The amount owing is unsecured, non-interest bearing, and due on demand. The amounts owing has an imputed interest at 8%.  It has been expensed and recorded as additional paid-in capital of $75 and $486 at years ended May 31, 2015 and 2014, respectively

b)

As at May 31, 2015, the Company owes $1,235 (May 31, 2014 - $nil) to Nutra Pharma, who is owned by a related party, an immediate family member of the Chief Executive Officer and Director of the Company for payment of general expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

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

d)

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

During May, 2014, following the debt sales of a total of $137,161 (See Note 3, $17,500 on May 3, 2011; $5,000 on July 1, 2011; $20,000 on July 5, 2011; $20,000 on October 4, 2011; $25,000 on April 10, 2012; and accrued interest of $22,681 on May 3, 2014; See Note 5 c) and d), $2,065 and $4,348, respectively, on May 13, 2014; See note 4, $20,000 and accrued interest of $567 on May 5, 2014) including accrued interest of $23,248 to MGRD, Inc. who is owned by a related party, an immediate family member of Chief Executive Officer and Director of the Company. The note bears interest of 8% and matures in May, 2016. As at May 31, 2015 and 2014, the Company recorded accrued interest of $11,841 and $867 which has been recorded as accrued liabilities.

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

7.   Income Taxes

The Company has $240,530 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2035.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at May 31, 2015 and 2014, the Company had no uncertain tax positions.

	May 31,
	2015 $	2014 $
Net income (loss) before taxes	8,324	(68,561)
Statutory rate	34%	34%

Computed expected tax recovery	(2,830)	23,311
Change in valuation allowance	2,830	(23,311)

Income tax provision	–	–

Bahamas Concierge, Inc.

Notes to the Financial Statements

(Expressed in US dollars)

7.   Income Taxes (continued)

The significant components of deferred income tax assets and liabilities at May 31, 2015 and 2014 are as follows:

	May 31,
	2015 $	2014 $
Net operating loss carried forward	81,780	84,610

Valuation allowance	(81,780)	(84,610)

Net deferred income tax asset	–	–

8.   Gain on forgiveness of accounts payable

We had an accounts payable of $20,000 due to a vendor. The $20,000 was forgiven during the year ended May 31, 2015 and was recorded in the other income in the statement of operations.

9.   Subsequent Events

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2015 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of May 31, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As of May 31, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2016.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director and executive officer:

DIRECTOR, EXECUTIVE OFFICER, PROMOTER AND CONTROL PERSON

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

Name	Age	Position
Nina Goldstein	56	Chief Executive Officer, Chief Financial Officer, and Chairman

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

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officer and director for the fiscal years ended May 31, 2015 and 2014. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Nina Goldstein and Sondra Trust	CEO and CFO	2015	$0	$-0-		-0-	-0-	-0-	-0-	0
Nina Goldstein and Sondra Trust	CEO and CFO	2014	$0	$-0-		-0-	-0-	-0-	-0-	0

Outstanding Equity Awards since Inception:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
None				0		0			0

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended May 31, 2015, Forms 5 and any amendments thereto furnished to us with respect to the year ended May 31, 2015, and the representations made by the reporting persons to us, we believe that during the year ended May 31, 2015, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Director Independence

At May 31, 2015, our board of director Nina Goldstein, who does not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information at May 31, 2015 and March 7, 2016 with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of February 2, 2016, we had 5,062,500 shares of Common Stock issued and outstanding.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)

Common Stock	Officers and Directors: Nina Goldstein (2) 8076 Buttonwood Circle Tamarac, FL 33321	4,500,000	89%

	All Directors and Officers as a Group	4,500,000	89%

(1)   Percent of Class is based on 5,062,500 shares issued and outstanding as of March 7, 2016. The applicable percentage of ownership for each beneficial owner is based on 5,062,500 shares of common stock outstanding as of March 7, 2016. In calculating the number of shares beneficially owned by a stockholder and the percentage of ownership of that stockholder, shares of common stock issuable upon the exercise of options or warrants, or the conversion of other securities held by that stockholder, that are exercisable within 60 days, are deemed outstanding for that holder; however, such shares are not deemed outstanding for computing the percentage ownership of any other stockholder.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended May 31, 2015	Year Ended May 31, 2014
Audit fees	$6,250	$7,750
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$6,250	$7,750

Audit Fees

During the fiscal year ended May 31, 2015, we incurred approximately $6,250 in fees to our principal independent accountants for professional services.

During the fiscal year ended May 31, 2014, we incurred approximately $7,750 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended May 31, 2014.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended May 31, 2015 and 2014 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended May 31, 2015 and 2014 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended May 31, 2015 and 2014 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

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

BAHAMAS CONCIERGE, INC.
Dated: March 9, 2016		/s/ Nina Goldstein
	By:	Nina Goldstein
	Its:	President, Chief Executive Officer, Director Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 9, 2016		/s/ Nina Goldstein
	By:	Nina Goldstein
	Its:	President, Chief Executive Officer, Director Chief Financial Officer